Form 10-K
period 2018-12-31
AutoWeb, Inc.
filed 2019-03-07
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing sale price of $4.52 for our common stock on The Nasdaq Capital Market on June 30, 2018, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $44 million.

As of March 5, 2019, 12,985,950, shares of our common stock were outstanding.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2019 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AutoWeb, Inc.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

-ii-

PART I
Item 1.
Business

AutoWeb, Inc. was incorporated on May 17, 1996, under the laws of the State of Delaware. Unless specified otherwise, as used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” or “AutoWeb” refer to AutoWeb, Inc. and its subsidiaries.

Available Information

Our corporate website is located at www.autoweb.com. Information on our website is not incorporated by reference in this Annual Report on Form 10-K. At or through the Investor Relations section of our website we make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission.

Overview

We are a digital marketing company for the automotive industry that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers through our programs for online lead and traffic referrals, Dealer marketing products and services, online advertising and mobile products.

Our consumer-facing automotive websites (“Company Websites”) provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Leads”). Leads are internally-generated from our Company Websites (“Internally-Generated Leads”) or acquired from third parties (“Non-Internally-Generated Leads”) that generate Leads from their websites (“Non-Company Websites”). Our click traffic referral program provides consumers who are shopping for vehicles online with targeted offers based on make, model and geographic location. As these consumers conduct online research on our Company Websites or on the site of one of our network of automotive publishers, they are presented with relevant offers on a timely basis and, upon the consumer clicking on the displayed advertisement, are sent to the appropriate website location of one of our Dealer, Manufacturer or advertising customers.

 Products and Services

We sell Internally-Generated Leads and Non-Internally-Generated Leads directly to Dealers and indirectly to Dealers through a wholesale market consisting of Manufacturers and other third parties in the automotive Lead distribution industry.  The click traffic program links consumers to Dealers and Manufacturer websites when the consumers click on advertisements on Company Websites as well as websites operated by third parties that have contracted with the Company as publishers under the click traffic program. In addition to our Leads and click traffic programs, we also offer Dealers and Manufacturers other products and services, including WebLeads+ and Payment Pro®, to assist them in capturing online, in-market customers and selling more vehicles by improving conversion of Leads to sale transactions.

Lead Programs

We provide Dealers and Manufacturers with opportunities to market their vehicles efficiently to potential vehicle buyers.  Dealers participate in our Lead programs, and Manufacturers participate in our Lead programs, our display advertising programs and our direct marketing programs, reaching consumers who are in the market to acquire a vehicle.  For consumers, we provide, at no cost to the consumer, an easy way to obtain valuable information to assist them in their vehicle shopping process. Leads may be submitted by consumers through our Company Websites or through Non-Company Websites. For consumers using our Company Websites, we provide research information, including vehicle specification data, safety data, pricing data, photos, videos, regional rebate and incentive data, and additional tools, such as the compare and configuration tools, to assist them in this process.  We also provide additional content on our Company Websites, including our database of articles, such as consumer and professional reviews, and other analyses.  Additional automotive information is also available on our Company Websites to assist consumers with specific vehicle research, such as the trade-in value of their current vehicle.

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

Our Leads are subject to quality verification that is designed to maintain the high-quality of our Leads and increase the Lead buy rates for our Lead customers. Quality verification includes the validation of name, phone number, email address and postal address. Our quality verification also involves proprietary systems as well as arrangements with third-party vendors specializing in customer validation. After a Lead has been subjected to quality verification, if we have placement coverage for the Lead within our own Dealer network, we send the Lead to Dealers that sell the type of vehicle requested in the consumer’s geographic area. We also send an email message to the consumer with the Dealer’s name and phone number, and if the Dealer has a dedicated internet manager, the name of that manager. Dealers contact the consumer with a price quote and availability information for the requested vehicle. In addition to sales of Leads directly to Dealers in our network, we also sell Leads wholesale to Manufacturers for delivery to their Dealers and to third parties that have placement coverage for the Lead with their own customers.

Dealers participate in our retail new vehicle Lead program by entering into contracts directly with us or through major Dealer groups. Generally, our Dealer contracts may be terminated by either party on 30 days’ notice and are non-exclusive. The majority of our retail new vehicle Lead revenues consists of either a monthly subscription or a per-Lead fee paid by Dealers in our network. We reserve the right to adjust our fees to Dealers upon 30 days’ prior notice at any time during the term of the contract. Manufacturers (directly or through their marketing agencies) and other third parties participate in our wholesale new vehicle Lead programs generally by entering into agreements where either party has the right to terminate upon prior notice, with the length of time for the notice varying by contract. Revenues from retail new vehicle Leads accounted for 18%, 19% and 22% of total revenues in 2018, 2017 and 2016, respectively. Revenues from wholesale Leads accounted for 52%, 46% and 46% of total revenues in 2018, 2017 and 2016, respectively.

Used Vehicle Leads Program. Our used vehicle Lead program allows consumers to search for used vehicles according to specific search parameters, such as the price, make, model, mileage, year and location of the vehicle. The consumer is able to locate and display the description, price and, if available, digital images of vehicles that satisfy the consumer’s search parameters.  The consumer can then submit a Lead for additional information regarding a vehicle that we then deliver to the Dealer offering the vehicle. In addition to sending Leads directly to Dealers through our Lead delivery system, consumers may choose to contact the Dealer using a toll free number posted next to the vehicle search results. We charge each Dealer that participates in the used Vehicle Leads program a monthly subscription or per Lead fee.  Revenues from used vehicle Leads accounted for 7%, 9% and 10% of total revenues in 2018, 2017 and 2016, respectively.

Other Dealer Products and Services

In addition to Leads and AutoWeb traffic programs, we also offer products and services that assist Dealers in connecting with in-market consumers and closing vehicle sales.

WebLeads+. Designed to work in connection with a Dealer’s participation in our Lead programs, WebLeads+ is a third-party product that offers a Dealer multiple coupon options that display relevant marketing messages to consumers visiting the Dealer’s website.  When a Dealer uses WebLeads+, consumers visiting the Dealer’s website are encouraged to take action in two ways.  First, while interacting with the Dealer website, a consumer is presented with a customized special offer formatted for easy Lead submission. If a vehicle quote is requested, the Lead goes directly into the dealership management tool so a salesperson can promptly address the customer’s questions.  Second, if the consumer leaves the Dealer’s website but remains online, the WebLeads+ product keeps the coupon active in a new browser, providing the Dealer a repeat branding opportunity and giving the consumer an easy way to re-engage with the Dealer’s website through submission of a Lead.  The additional Leads generated by the coupons are seamlessly integrated into our Extranet tool.

Payment Pro®.  Payment Pro® is a Dealer website conversion tool based on a third-party product that offers consumers real-time online monthly payment information based on an instant evaluation process.  The payments are based on the consumer’s credit, the actual vehicle being researched and the Dealer finance rates without requiring the consumer to provide personal information, such as date of birth or social security number. The Lead goes directly into the Dealer’s management tool so that a salesperson can promptly address the consumer’s inquiry.

Advertising Programs

Our Company Websites attract an audience of prospective automotive buyers that advertisers can target through display advertising. A primary way advertisers use our Company Websites to reach consumers is through vehicle content targeting. This allows automotive marketers to reach consumers while they are researching one of our automotive segments such as mini-vans or SUVs and offer Manufacturers sponsorship opportunities to assist in their efforts both in terms of customer retention and conquest strategies. Our Company Websites also offer Manufacturers the opportunity to feature their makes and models within highly contextual content. Through their advertising placements, Manufacturers can direct consumers to their respective websites for further information. We believe this transfer of focused, interested consumers to Manufacturer sites is the most significant action measured by Manufacturers in evaluating our performance and value for the Manufacturer’s marketing programs. Through our agreement with a third party, the third party sells our fixed placement advertising across our Company Websites to automotive advertisers. We also offer a direct marketing platform that enables Manufacturers to selectively target in-market consumers during the often-extended vehicle shopping process. Designed to keep a specific automotive brand in consideration, our direct marketing programs allow automotive marketers to deliver specific communication through either email or direct mail formats to in-market consumers during their purchase cycle.

 Our click traffic program is our pay-per-click advertising program. The click traffic program utilizes proprietary technology to offer consumers who are shopping targeted offers based on make, model and geographic location. As these consumers are conducting research on one of AutoWeb’s consumer facing websites or on the site of one of our network of automotive publishers, they are presented with relevant offers on a timely basis and, upon the consumer clicking on the displayed advertisement, are sent to the appropriate website location of one of our Dealer, Manufacturer or advertising customers. The AutoWeb network of publisher websites reaches and engages with millions of potential car buyers each month, and we believe it provides high-intent, high-quality traffic that Dealers and other customers cannot typically reach through their own marketing efforts. The click traffic program is flexible and in addition to driving traffic to a vehicle detail page, it can also send website traffic to new vehicle sales, service, used vehicles or to any other department where a customer wants to engage with in-market consumers. In addition, we believe that the click traffic program can be used to conquest competitive shoppers who are researching another brand more effectively than can typically be done using other search engines. Advertisers only pay for the clicks they receive, and are able to structure campaigns with flexible budgets and no long-term commitments in order to manage spend versus key performance indicators. Ongoing feedback from our customers is that this traffic provides highly targeted marketing opportunities and is a valuable tool to help Dealers sell more vehicles.

Advertising revenues, including direct marketing, accounted for 22%, 24% and 16% of total revenues in 2018, 2017 and 2016, respectively.

Strategy

Our goal is to garner a larger share of the billions of dollars spent annually by Dealers and Manufacturers on automotive marketing services.  We plan to achieve this objective through the following principal strategies:

Increasing The Supply of High-Quality Leads. High-quality Leads are those Leads that result in high transaction (i.e., vehicle acquisition) closing rates for our Dealer customers.  Internally-Generated Leads are generally higher quality than Non-Internally-Generated Leads and increase the overall quality of our Lead portfolio. Non-Internally-Generated Leads are of varying quality depending on the source of these Leads. We plan to increase the supply of high-quality Leads generated to sell to our customers primarily by:

●
Increasing traffic acquisition activities for our Company Websites. Traffic to our Company Websites is monetized primarily though the creation of Leads that are delivered to our Dealer or Manufacturer customers to help them market and sell new and used vehicles, and through the sale of advertising space on our Company Websites. We plan to increase the traffic to our Company Websites through effective search engine optimization (“SEO”) and search engine marketing (“SEM”) traffic acquisition activities and enhancements to our Company Websites. SEO is the practice of optimizing keywords in website content to drive traffic to a website through natural search, and SEM is the practice of bidding on keywords on search engines to drive traffic to a website

o SEO and SEM traffic acquisition activities. Traffic to our Company Websites is obtained through a variety of sources and methods, including direct navigation to our Company Websites, SEO, SEM, direct marketing and partnering with other website publishers that provide links to our websites.  Our goal is that over time, paid traffic such as SEM will be balanced by greater visitation from direct navigation and SEO, which we expect to result in increased Lead volumes and gross profit margins.

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

Increasing Leads Sales to our Customers. Our principal source of revenue comes from sales of Leads to our retail and wholesale Lead customers. Our goal is to increase sales of Leads to our customers primarily by:

●
Increasing Lead Sales to Dealers. Sales of Leads to our Dealer network constitute a significant source of our revenues.  During 2018, we continued to focus our Dealer acquisition and retention strategies on dealerships to which we could deliver a higher percentage of our Internally-Generated Leads.  We believe this will result in increased vehicle sales for our Dealers and ultimately stronger relationships with us because, based on our evaluation of the performance data and information discussed above, we believe our Internally-Generated Leads are of high-quality. Our goal is to increase the number of Leads sold to our retail Dealer customers by:

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

●
Increasing Lead Sales to Wholesale Customers.  We currently have agreements to sell Leads to most Manufacturer Lead programs.  We intend to continue to demonstrate the value of third-party leads to Manufacturers by utilizing close rate and cross sell data that demonstrates that third party leads result in incremental sales for the Manufacturers.  Our intention is to increase revenue by having Manufacturers enhance business rules, program capacity, pricing and coverage so that each Manufacturer can purchase more of our Internally-Generated Leads.

Continuing to develop the click traffic program for online automotive advertisers and publishers.  Our click traffic program uses proprietary technology and a pay-per-click business model to analyze web traffic and adjust advertiser costs accordingly based on traffic quality.  This traffic network is targeted to attract high-intent, high-volume publishers and is intended to allow them to monetize traffic that has previously been under-monetized.  In-market car shoppers are presented with highly relevant display advertisements and benefit from an online experience that delivers information that consumers use in making their car buying decisions.  Manufacturers benefit from this high-quality traffic from serious in-market car buyers.  Our click traffic program enables Manufacturers and Dealers to optimize their advertising by driving traffic to appropriate areas of their Tier 1 (Manufacturer national advertising), Tier 2 (Manufacturer and advertising associations regional advertising) and Tier 3 (Dealer) websites.

We believe that Manufacturers and Dealers will see the measurable attribution from this click traffic and will reallocate marketing spend from traditional channels into this emerging medium. We also plan to grow the size of this addressable marketplace by adding high-quality and high-volume automotive publishers to our network, by targeting in-market consumers on a variety of social media platforms and by continuing to optimize this advertising platform on our consumer facing websites. In addition, we believe that the flexibility of our solution combined with high-quality traffic with automotive purchase intent may allow us to grow our click advertiser base as the level of attribution from this product is understood by advertising partners.

Increasing Display Advertising Revenues.  As traffic to, and time spent on, our Company Websites by consumers increases, we will seek to increase our advertising revenues.  Through our agreement with a third party, we benefit from the third party’s relationships with major automotive Manufacturers and/or the third party’s advertising agencies by increasing revenue for our traditional display advertising.  It is our belief that if the volume of our traffic increases, advertisers will recognize this increased value by agreeing to purchase additional advertising space available on our Company Websites.  Additionally, we believe that our AutoWeb Traffic Product provides an opportunity to increase AutoWeb advertising revenue through additional monetization opportunities for our existing and growing traffic.

Focus on Mobile Technologies.  As consumers increasingly engage with internet content using mobile devices, AutoWeb will continue to focus on mobile technologies that facilitate communication between Dealers and consumers on smart phones and tablets at the time, place, and in a manner preferred by many consumers.   This focus on the mobile platform is a core part of our strategy moving forward regarding lead generation, automotive research, website advertising and traffic generation.

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

Intellectual Property

Our intellectual property includes patents related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to secure our proprietary rights and additionally limit access to, and disclosure of, our proprietary information.  We have registered trademarks with the United States Patent and Trademark Office, including AutoWeb®, AutoWeb.com®, the global highway logo, Autobytel, Autobytel.com, MyGarage, iControl by Autobytel®, TextShield®, and Payment Pro®. We cannot provide any assurances that any of our intellectual property rights will be enforceable by us in litigation.

Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Competition

In the automotive-related digital marketing services marketplace we compete for Dealer and Manufacturer customers.  Competition with respect to our core Lead referral programs continued to be impacted by changing industry conditions in 2018. We continue to compete with several companies that maintain business models similar to ours, some with greater resources. In addition, competition has increased from larger competitors that traditionally have competed only in the used vehicle market.  Dealers continue to invest in their proprietary websites and traffic acquisition activities, and we expect this trend to continue as Dealers strive to own and control more Lead generating assets under their captive brands.  Additionally, all major Manufacturers that market their vehicles in the U.S. have their own websites that market their vehicles direct to consumers and generate Leads for delivery direct to the Manufacturers’ Dealers. We compete based on quality of our Leads and pricing.

We believe that third-party Leads have been the standard in our industry for many years.  However, we continue to observe new and emerging business models, including pay-per-sale and consumer pay models, relating to the generation and delivery of Leads.  From time to time, new products and services are introduced that take the focus away from third-party Lead generation, which we believe is a profitable way to sell vehicles to in-market buyers.  Dealers and Manufacturers may decide to pull back on their third-party Lead programs to test these new approaches.

In the display advertising marketplace, we compete with major internet portals, transaction-based websites, automotive related companies, numerous lifestyle websites and emerging entrants in the relatively new automotive click revenue medium. According to Emarketer forecasts, the top two digital advertising platforms in the U.S. are Google and Facebook, which Emarketer expects to maintain their dominant hold on digital advertising dollars. We also compete with traditional marketing channels such as print, radio and television.

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

In addition, some traditional data providers are moving to deliver personalized digital marketing services at scale. These digital marketing hubs and data management platforms provide marketers with standardized access to audience data, content, workflow triggers and operational analytics to automate execution and optimization of multichannel campaigns. These services could be used as a source of lead generation and website traffic by Dealers and Manufacturers and could replace our existing product offerings.

 Customers

We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), Media.net Advertising, and General Motors. During 2018, approximately 37% of our total revenues were derived from these three customers, and approximately 41% or $11.2 million of gross accounts receivable related to these three customers at December 31, 2018.  Urban Science Applications accounted for 18% and 21% of total revenues and accounts receivable, respectively, as of December 31, 2018. Media.net Advertising accounted for 10% and 6% of total revenues and accounts receivable, respectively, as of December 31, 2018. General Motors accounted for 9% and 13% of total revenues and accounts receivable, respectively, as of December 31, 2018.

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

Government Regulation

We are subject to laws and regulations generally applicable to providers of digital marketing services, including federal and state laws and regulations governing data security and privacy; voice, email and text messaging communications with consumers; unfair and deceptive acts and practices; advertising; contests, sweepstakes and promotions; and content regulation. For additional important information related to government regulation of our business, including governmental regulations relating to the marketing and sale of automobiles, see the information set forth in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Employees

As of March 5, 2019, we had 199 employees.

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

We derive more than 98% of our Lead revenues from Lead fees paid by Dealers and Manufacturers participating in our Lead programs. Our Lead fees decreased $10.1 million, or 9%, in 2018 compared to 2017. Our ability to increase revenues from sales of Leads is dependent on a mix of interrelated factors that include increasing Lead revenues by attracting and retaining Dealers and Manufacturers and increasing the number of high-quality Leads we sell to Dealers and Manufacturers. We are also focused on higher revenue Dealers that are more cost-effective to support. Our sales strategy is intended to result in more profitable relationships with our Dealers both in terms of cost to supply Leads and to support the Dealers. Dealer churn impacts our revenues, and if our sales strategy does not mitigate the loss in revenues by maintaining the overall number of Leads sold by increasing sales to other Dealers or Manufacturers while maintaining the overall margins we receive from the Leads sold, our revenues would decrease. We cannot provide any assurances that we will be able to increase Lead fee revenues, prevent Dealer attrition or offset the revenues lost due to Dealer attrition by other means, and our failure to do so could materially and adversely affect our financial performance.

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
●
The competitive impact of consolidation in the online automotive consumer referral industry;
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

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents are primarily maintained with three financial institutions in the United States. Deposits held by banks exceed the amount of insurance provided for such deposits. Generally, these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to Dealers and Manufacturers. We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), General Motors and Media.net Advertising. During 2018 approximately 37% of the Company’s total revenues were derived from these customers, and they accounted for approximately 41% or $11.2 million of gross accounts receivable at December 31, 2018. No collateral is required to support our accounts receivables, and we maintain an allowance for bad debts for potential credit losses.  If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with their services, additional estimated allowances for bad debts and customer credits may be required, and the adverse impact on our financial performance could be material.

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

Financial Broker and Consumer Credit Laws. Through our websites consumers can click through to Dealer, Manufacturer and potential lender websites to obtain information regarding automotive financing. All online applications for financing quotes are completed on the respective third party’s websites. We receive marketing fees from financial institutions and Dealers in connection with this marketing activity. We do not demand, nor do we receive any fees from consumers for these services. In the event states require us to be licensed as a financial broker or finder, we may be unable to comply with a state’s laws or regulations, or we could be required to incur significant fees and expenses to obtain any financial broker required license and comply with regulatory requirements.  In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act established a new consumer financial protection bureau with broad regulatory powers, which could lead to regulation of our advertising business directly or indirectly through regulation of automotive finance companies and other financial institutions.

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

The Company is subject to taxation in the United States. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The legislation implements many new U.S. domestic and international tax provisions. Many aspects of the TCJA remain unclear, and although additional clarifying guidance is expected to be issued (by the Internal Revenue Service (“IRS”), the U.S. Treasury Department or via a technical correction law change), it may not be clarified for some time. In addition, a number of U.S. states have not yet updated their laws to take into account the new federal legislation. As a result, there may be further impacts of the new law on our financial performance. It is possible that the TCJA, or interpretations under it, could change and could have an adverse effect on us, and such effect could be material.

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

Any debt financing that we may secure in the future could involve restrictive covenants that may make it more difficult for us to obtain additional capital. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to implement new strategic plans, modernize and upgrade our technology and systems, pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our financial performance could be materially and adversely affected.

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

Data privacy laws, rules and regulations. Various laws, rules and regulations govern the collection, use, retention, sharing and security of data that we receive from our users, advertisers and affiliates. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data and personal information. Any failure, or perceived failure, by us to comply with our posted privacy policies, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others. Further, failure or perceived failure by us to comply with our policies, applicable requirements or industry self-regulatory principles related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of users, advertisers or Lead referral and advertising affiliates. We cannot predict whether new legislation or regulations concerning data privacy and retention issues related to our business will be adopted, or if adopted, whether they could impose requirements that may result in a decrease in our user registrations and materially and adversely affect our financial performance.  Proposals that have or are currently being considered include restrictions relating to the collection and use of data and information obtained through the tracking of internet use, including the possible implementation of a “Do Not Track” list, that would allow internet users to opt-out of such tracking. Other proposals include enhanced rights for consumers to obtain information regarding the sharing or sale of their personal information and rights to opt-out or prevent the sharing or sale of their personal information to third parties, similar to the European Union’s General Data Protection Regulation. The State of California has already enacted AB 375, the California Consumer Privacy Act of 2018, which includes significant new personal data privacy rights for consumers. The law becomes effective on January 1, 2020, but may be amended before it becomes effective. Depending on the provisions of the law that become effective, compliance with this law could have a material and adverse effect on our financial performance

Security risks associated with online Leads collection and referral, advertising and e-commerce risks associated with other online fraud and scams.  A significant issue for online businesses like ours is the secure transmission of confidential and personal information over public networks. Concerns over the security of transactions conducted on the internet, consumer identity theft and user privacy issues have been significant barriers to growth in consumer use of the internet, online advertising and e-commerce. Despite our implementation of security measures, our computer systems or those of our vendors may be susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. In addition, consumers may experience losses of personally identifiable information as a result of corporate identity theft. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. Any perceived or actual unauthorized disclosure of personally identifiable information that we collect or store, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers or Lead or traffic suppliers. If consumers experience identity theft related to personally identifiable information we collect or store, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that identity theft gives rise to reluctance to use our websites or to supply us leads or traffic, or a decline in consumer confidence in financial transactions over the internet, our business could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of online services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by those breaches. Internet fraud has been increasing over the past few years, and the Company has experienced fraudulent use of our name and trademarks on websites in connection with the purported sale of vehicles offered on third party websites, with payments to be handled through an online escrow service purported to be owned and operated by the Company.  These fraudulent online transactions and scams, should they continue to increase in prevalence, could affect our reputation with consumers and give rise to claims by consumers for funds transferred to the fraudulent accounts, which could materially and adversely affect our financial performance.

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

Technology Risks

 Our business is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenues will decrease. Our financial performance may be materially and adversely impacted by material investments in technology.  The internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies, including mobile internet applications, and the emergence of new industry standards and practices that could render our existing websites and technology obsolete. These market characteristics are intensified by the evolving nature of the market and the fact that many companies are expected to introduce new internet products and services in the near future. If we are unable to adapt to changing technologies, our financial performance could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our websites, mobile applications and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our websites or other proprietary technology to customer requirements or to emerging industry standards. In addition, our financial performance could be materially and adversely affected by material investments in technology in order to keep pace with technological advances.

 Interruptions or failures in our information technology platforms, communication systems or security systems could materially and adversely affect our financial performance.  Our information technology and communications systems are susceptible to outages and interruptions due to fire, flood, earthquake, power loss, telecommunications failures, cyber attacks, terrorist attacks, technology operations and development failures, failure of redundant systems and disaster recovery plans and similar events. Such outages and interruptions could damage our reputation and harm our operating results.  Despite our network security measures, our information technology platforms are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering, as well as coordinated denial-of-service attacks. We do not have multiple site capacity for all of our services. In the event of delays or disruptions to services we rely on third party providers to perform disaster recovery planning and services on our behalf. We are vulnerable to extended failures to the extent that planning and services are not adequate to meet our continued technology platform, communication or security systems’ needs.  We rely on third party providers for our primary and secondary internet connections. Our co-location service and public cloud services that provide infrastructure and platform services, environmental and power support for our technology platforms, communication systems and security systems are received from third party providers. We have little or no control over these third party providers. Any disruption of the services they provide us or any failure of these third party providers to effectively design and implement sufficient security systems or plan for increases in capacity could, in turn, cause delays or disruptions in our services. We are insured for some, but not all, of these events.  Even for those events for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all losses we might incur or experience. We have recently conducted evaluations of our technology and business systems, and based on these evaluations, we believe that our technology infrastructure, our accounting and business systems and disaster recovery procedures are in need of upgrades and replacements. Failure to implement these updates and upgrades could result in systems failures, inability to promptly recover from system failures, and data security risks.  We anticipate incurring significant expenses in upgrading and replacing technology infrastructure and business systems over the next three years. Our financial performance may be materially and adversely impacted by material investments in new technology infrastructure and business systems.

We are dependent upon third parties for certain support services and should they fail to perform, our financial performance could be materially and adversely affected. We rely on various third parties to provide certain support services. Should a third party fail to perform or perform adequately, our financial performance could be materially and adversely affected.

We are exposed to risks associated with overseas operations.  We currently maintain website, software development and operations in Guatemala.  These overseas operations are subject to many inherent risks, including but not limited to:

●
Political and social instability;
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

We may acquire other companies, and there are many risks associated with acquisitions. As part of our business strategy we evaluate potential acquisitions that we believe will complement or enhance our existing business. We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future.  Acquisitions involve numerous risks that include the following, any of which could materially and adversely affect our financial performance:

●
We may not fully realize all of the anticipated benefits of an acquisition or may not realize them in the timeframe expected, including due to acquisitions where we expand into product and service offerings or enter or expand into markets in which we are not experienced;
●
In order to complete acquisitions, we may issue common stock or securities convertible into or exercisable for common stock, potentially creating dilution for existing stockholders. Issuance of equity securities may also restrict utilization of net operating loss carryforwards because of an annual limitation due to ownership change limitations under the Internal Revenue Code;
●
We may borrow to finance acquisitions, and the amount and terms of any potential future acquisition-related or other borrowings may not be favorable to the Company and could affect our liquidity and financial condition;
●
Acquisitions may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, goodwill and asset impairment charges, charges from the elimination of duplicative facilities and contracts, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans;
●
Our due diligence process may fail to identify significant issues with an acquired company that may result in unexpected or increased costs, expenses or liabilities that could make an acquisition less profitable or unprofitable;
●
The failure to further our strategic objectives that may require us to expend additional resources to develop products, services and technology internally;
●
An announced business combination and investment transaction may not close timely or at all, which may cause our financial results to differ from expectations in a given quarter; and
●
Business combination and investment transactions may lead to litigation that can be costly to defend or settle, even if no actual liability exists.

●
Integrations of acquisitions are often complex, time-consuming and expensive, and if acquisitions are not successfully integrated they could materially and adversely affect our financial performance. The challenges involved with integration of acquisitions include:

o
Diversion of management attention to assimilating the acquired business from other business operations and concerns;
o
Integration of management information and accounting systems of the acquired business into our systems, and the failure to fully realize all of the anticipated benefits of an acquisition;
o
Difficulties in assimilating the operations and personnel of an acquired business into our own business;
o
Difficulties in integrating management information and accounting systems of an acquired business into our current systems;
o
Convincing our customers and suppliers and the customers and suppliers of the acquired business that the transaction will not diminish client service standards or business focus and that they should not defer purchasing decisions or switch to other suppliers;
o
Consolidating and rationalizing corporate IT infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code and business processes;
o
Persuading employees that business cultures are compatible, maintaining employee morale, retaining key employees and integrating employees into the Company;
o
Coordinating and combining administrative, manufacturing, research and development and other operations, subsidiaries, facilities and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures; and
o
Managing integration issues shortly after or pending the completion of other independent transactions.

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

Under our Tax Benefit Preservation Plan, rights to purchase capital stock of the Company (“Rights”) have been distributed as a dividend at the rate of five Rights for each share of common stock.  Each Right entitles its holder, upon triggering of the Rights, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $73.00 (as this price may be adjusted under the Tax Benefit Preservation Plan) or, in certain circumstances, to instead acquire shares of common stock. The Rights will convert into a right to acquire common stock or other capital stock of the Company in certain circumstances and subject to certain exceptions.  The Rights will be triggered upon the acquisition of 4.90% or more of the Company’s outstanding common stock or future acquisitions by any existing holders of 4.90% or more of the Company’s outstanding common stock. If a person or group acquires 4.90% or more of our common stock, all Rights holders, except the acquirer, will be entitled to acquire at the then exercise price of a Right that number of shares of our common stock which, at the time, has a market value of two times the exercise price of the Right.  The Tax Benefit Preservation Plan authorizes our board of directors to exercise discretionary authority to deem a person acquiring common stock in excess of 4.90% not to be an “Acquiring Person” under the Tax Benefit Preservation Plan, and thereby not trigger the Rights, if the Board finds that the beneficial ownership of the shares by the person acquiring the shares will not be likely to directly or indirectly limit the availability to the Company of the net operating loss carryovers and other tax attributes that the plan is intended to preserve or  is otherwise in the best interests of the Company.

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

Pursuant to the Sarbanes-Oxley Act, management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal controls over financial reporting are processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Our ability to report our financial results on a timely and accurate basis could be adversely affected by a failure in our internal control over financial reporting. If our financial statements are not fairly presented, investors may not have an accurate understanding of our operating results and financial condition. If our financial statements are not timely filed with the SEC, we could be delisted from The Nasdaq Capital Market. If either or both of these events occur, it could have a material adverse effect on our ability to operate our business and the market price of our common stock. In addition, a failure in our internal control over financial reporting could materially and adversely affect our financial performance.

Our internal controls may not prevent all potential errors or fraud. Any control system, no matter how well designed and implemented, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We, or our independent registered public accountants, may identify material weaknesses in our internal controls which could adversely affect our ability to ensure proper financial reporting and could affect investor confidence in us and the price of our common shares. We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, and in our Quarterly Reports on Form 10-Q for each interim period in 2018, material weaknesses in our internal control over financial reporting in respect to (i) evaluation and measurement of goodwill for impairment and (ii) valuation of deferred tax assets. Management implemented a number of remediation actions as discussed in Part II, Item 9A of this Annual Report on Form 10-K, and has had sufficient time to test the design and operating effectiveness during the three months ended December 31, 2018. As such, management has concluded that the material weaknesses described above were remediated as of December 31, 2018.

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

Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock. If the anticipated value of such stock-based incentive awards does not materialize, if our stock-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain and motivate executives and key employees could be weakened.

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

Item 1B.
Unresolved Staff Comments

Not applicable.

Item 2.
Properties

Our headquarters are located in Irvine, California. Our headquarters consist of approximately 33,000 square feet of leased office space under a lease that expires in July 2020. Our Tampa, Florida SEM operations are located in offices consisting of approximately 13,000 square feet under a lease that expires in May 2024. Our website development operations located in Guatemala City, Guatemala occupy approximately 10,000 square feet of leased office space under leases that expire in March 2020. We also have other operations located in Boston, Massachusetts under a 2,000 square foot office lease expiring in October 2020. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

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

As of March 5, 2019, there were 174 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock and we do not expect to pay any cash dividends in the foreseeable future.  Payment of any future dividends will depend on our earnings, cash flows and financial condition and will be subject to legal and contractual restrictions.

Item 6.
Selected Financial Data

The tables below set forth our selected consolidated financial data.  We prepared this information using the consolidated financial statements of AutoWeb for the five years ended December 31, 2018.  Certain amounts in the selected consolidated financial data have been reclassified to conform to the current year presentation.  You should read these selected consolidated financial data together with the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K and also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2018 (1)	2017 (2)	2016	2015	2014
	(Amounts in thousands, except per-share data)
RESULTS OF OPERATIONS:
Total revenues	$125,589	$142,125	$156,684	$133,226	$106,278
Net income (loss)	$(38,816)	$(64,964)	$3,871	$4,646	$3,411
Basic earnings (loss) per common share	$(3.04)	$(5.48)	$0.36	$0.47	$0.38
Diluted earnings (loss) per common share	$(3.04)	$(5.48)	$0.29	$0.37	$0.32
Weighted average diluted shares	12,756	11,853	13,303	12,662	11,212

(1)
Net loss in 2018 included DealerX license intangible asset impairment of $9.0 million, goodwill impairment of $5.1 million and customer relationship intangible asset impairment of $1.6 million.
(2)
Net loss in 2017 included goodwill impairment of $37.7 million and $16.7 million recording of an income tax valuation allowance.

	Years ended December 31,
	2018	2017	2016	2015	2014
	(Amounts in thousands)
FINANCIAL POSITION:
Cash and cash equivalents	$13,600	$24,993	$38,512	$23,993	$20,747
Total assets	$57,416	$92,913	$165,281	$153,588	$104,749
Non-current liabilities	$—	$9,000	$16,500	$21,750	$11,061
Accumulated deficit	$(327,716)	$(288,900)	$(230,424)	$(234,295)	$(238,941)
Stockholders’ equity	$33,515	$67,167	$119,609	$108,201	$69,258

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

Overview

As reflected under the section “Results of Operations” in this Item 7, the decline in total revenue for 2018 compared to 2017 was primarily due to less efficient traffic acquisition, lower retail dealer count and lead volumes, a decrease in click revenue caused by lower pricing per click, and a decrease in display advertising revenues from a decline in traffic to our websites. We believe that a large part of the inefficiency in traffic acquisition was the result of increased traffic acquisition costs as we invest in new traffic acquisition strategies, as well as the consumer shift to mobile and our ability to efficiently convert traffic to leads. Cost of revenues increased compared to 2017 primarily due to increased traffic acquisition costs associated with both lead and click volume. Gross profit decreased compared to 2017 due to decreased revenue and increased cost of revenues reflected in the need to need to improve cost of revenue efficiency, with the major contributor to the increase in cost of revenues being the one-time impairment charge related to the DealerX License Agreement. As a percentage of total revenue, gross profit declined for 2018 compared to 2017, driven primarily by the decline in total revenues, increased traffic acquisition costs and the DealerX License Agreement impairment charge.

During the third quarter of 2018, we completed a comprehensive review of our products, traffic acquisition, pricing policies, distribution channels, technology infrastructure, strategic positioning and organizational capabilities. This review involved a significant change in key management and organizational structure. We moved into the fourth quarter of 2018 and the first quarter of 2019 with a plan that we intend to execute strategically. We will continue to work with our traffic partners to optimize our SEM methodologies and rebuild our high-quality traffic streams. We also expect to invest in new product development and technology infrastructure, and to continue to restructure our organization to better align with our revised strategy, which will likely result in material costs. We have begun to deploy various initiatives to address these issues, which began with addressing our lead generation capabilities to stabilize the declines in the largest part of our business, integrating our products to create a unified solution of leads, clicks and emails, and building out the team to execute on our strategy.

We cannot provide an exact timeframe for resolution of these issues, as we are early in the implementation of our revised strategy. However, our plan is designed to enable us to grow impressions, improve conversion, expand distribution, and increase capacity. We believe that this focus, along with plans to develop new, innovative products, will create opportunities for improved quality of delivery and strengthen our position for revenue growth. We now have our full senior leadership team in place. In addition to our new chief executive officer, we added a new chief financial officer, chief operating officer, chief technology officer and chief people officer, which we believe should increase the pace of change and improve operational execution. Through 2018, we largely focused on stabilizing the leads business as it comprises the majority of our revenue. Our next area of focus for 2019 will be on our click traffic product.

During 2018, we began to mobile enable our core new car lead generation websites, which led to improvements in conversion. Mobile enablement will be a considerable area of focus for us throughout 2019 as we evolve our sites to deliver a better experience for consumers to drive conversion. We anticipate that we will mobile enable the rest of our lead generation sites sometime in 2019. We also recently developed an approach to mobile enable our click traffic product. This is a critical next step in our mobile enablement plan. The click product allows us to more effectively monetize visits to our websites. Further, it provides our clients with a unique opportunity to engage consumers with relevant messaging in a unique format. We are in the early stages of testing of the mobile enablement of our click traffic product in the first quarter of 2019. We made progress implementing new traffic acquisition strategies and ramping our new click algorithm during the fourth quarter of 2018. However, there is still work to be done with the algorithm as we are seeing some benefits to revenue per click but not our click through rate. Ultimately, mobile optimization of our websites and products is the goal, and we still have a good bit of work to do in this area.

Expanding on the automotive industry at large, we expect total vehicle sales and the seasonally-adjusted annual rate to be down in 2019. LMC Automotive has forecasted 2019 U.S. total light vehicle sales and retail light-vehicle sales at 17.0 million and 13.7 million, respectively, representing declines in U.S. total light vehicle sales and retail light-vehicle sales of 1.9% and 1.5%, respectively, over 2018 sales. AutoNews has reported that light vehicle sales are off to the slowest start for a year since 2014, with year-to-date sales down about 3%. We believe it will be difficult for Manufacturers to maintain their historic volumes due to affordability challenges with interest rates and overall less Manufacturer incentives. However, we continue to believe we can operate well in this environment as we believe Dealers will seek out their highest return on investment marketing channels to drive sales. And with our detailed attribution and product quality improvements, we believe we will continue to have a strong place in their marketing budgets as we believe we are one of the most efficient marketing channels they have.

Although we are not able at this time to disclose any guidance as to 2019 financial performance with detail or accuracy, we do anticipate some level of volatility in our total revenues, cost of revenues, gross profit, and gross margin for 2019. We expect incremental cash burn to continue in the first half of 2019 as we invest in our people, products and technology. Our plan is to improve our liquidity and balance sheet through non-dilutive measures as we are currently in discussions with various banks for the establishment of a secured credit facility. We cannot provide any assurances that we will be successful in obtaining this line of credit or if it will be available to us on favorable terms.

Operating Metrics

We evaluate several key operating metrics that we believe are instrumental to understanding the direction of our business, including lead traffic, volume and sourcing; retail dealer count and lead capacity; click traffic, click volume and revenue per click; and lead quality.

Lead Traffic, Volume and Sourcing. Lead traffic is the number of consumers who visited our entire portfolio of owned lead websites during the applicable review period. Lead volume means the total new and used vehicle leads invoiced to retail and wholesale customers for the applicable review period. Lead sourcing reflects the source of our Leads, whether Internally-Generated Leads or Non-Internally-Generated Leads acquired from third parties. Although we are not able at this time to disclose guidance as to 2019 Lead traffic or Lead volume with any detail or accuracy, we do anticipate some level of volatility in our Lead traffic and Lead volume, and we anticipate that our Lead sourcing mix between Internally-Generated Leads and Non-Internally Generated Leads will vary as we balance quality and quantity of our core Lead product.

Retail Dealer Count and Capacity. Retail dealer count means the number of franchised dealers contracted for delivery of retail new vehicle Leads plus the number of vehicle dealers (franchised or independent) contracted for delivery of retail used vehicle Leads. Retail lead capacity means the sum of the number of new and used vehicle Leads contracted for by new or used retail vehicle Dealers that the Dealers wish to receive each month (i.e., “targets”) during the applicable review period. For 2019, we do not anticipate a straight-line trajectory for our distribution metrics that include Dealer count and Retail lead capacity as we continue to refine our strategy. We believe we have work to do to refine our distribution channel effectiveness and do a better job at ramping our relationships with the top 150 dealer groups in the United States. We expect some volatility for both dealer count and lead capacity during 2019 as we continue to evolve our engagement model for both retail dealers and the top 150 dealer groups.

Click Traffic and Volume and Revenue per Click. Click traffic means the total visits to Company-owned click referral websites during the applicable review period. Click volume means the number of times during the applicable review period that consumers clicked on advertisements on the Company’s click referral websites during the applicable review period. Revenue per click means the total click revenue divided by click volume for the applicable review period. We anticipate that click volume and revenue per click for the first quarter of 2019 will be down sequentially compared to the fourth quarter of 2018, as the customer mix is too weighted in terms of non-endemic (i.e., non-automotive) advertisers. We intend to continue to focus on shifting this mix back towards endemic (i.e., automotive) advertisers, and we are taking steps in this direction. However, this is an area that we believe will require several quarters of focus to get performance back to a level that is representative of what we believe is its true potential.

Lead Quality. Our business, results of operations, and financial condition are impacted by the volume and quality of our Leads. We measure Lead quality by the conversion of Leads to actual vehicle sales, which we refer to as the “buy rate.” Buy rate is the percentage of the consumers submitting Leads that we delivered to our customers represented by the number of these consumers who purchased vehicles within ninety days of the date of the Lead submission. We rely on detailed feedback from Manufacturers and wholesale customers to confirm the performance of our Leads. Our Manufacturer and other wholesale customers each match the Leads we deliver to our customers against vehicle sales to provide us with information about vehicle purchases by the consumers who submitted Leads that we delivered to these customers. We also obtain vehicle registration data from a third-party provider. This information, together with our internal analysis allows us to estimate the buy rate for the consumers who submitted the Internally-Generated Leads that we delivered to our customers. Based on the most current information and our internal analysis, we have estimated that, on average, consumers who submit Internally-Generated Leads that we deliver to our customers have an estimated buy rate of approximately 17%. Buy rates that individual Dealers may achieve can be impacted by factors such as the strength of processes and procedures within the dealership to manage communications and follow up with consumers.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the years ended December 31, 2018, 2017 and 2016 (certain percentages below may not sum due to rounding):

	Years Ended December 31,
	2018	2017	2016
Revenues:
Lead fees	77.2%	75.3%	83.4%
Advertising	22.4	24.0	15.6
Other revenues	0.4	0.7	1.0
Total revenues	100.0	100.0	100.0
Cost of revenues	80.7	69.9	63.0
Cost of revenues - impairment	7.2	—	—
Gross margin	12.2	30.1	37.0
Operating expenses:
Sales and marketing	9.9	10.1	11.6
Technology support	11.0	8.8	8.9
General and administrative	12.8	8.5	9.4
Depreciation and amortization	3.9	3.4	3.2
Goodwill impairment	4.1	26.5	—
Long-lived asset impairment	1.6	—	—
Total operating expenses	43.3	57.2	33.1
Operating income (loss)	(31.1)	(27.1)	3.9
Interest and other income (expense), net	0.2	(0.7)	0.4
(Loss) income before income tax provision	(30.9)	(27.8)	4.3
Income tax provision	—	17.9	1.8
Net income (loss)	(30.9)%	(45.7)%	2.5%

Revenues by groups of similar services and gross profits are as follows (dollars in thousands):

	Years Ended December 31,			2018 vs. 2017 Change		2017 vs. 2016 Change
	2018	2017	2016	$	%	$	%
Revenues:
Lead fees	$96,936	$107,045	$130,684	$(10,109)	(9)%	$(23,639)	(18)%
Advertising	28,169	34,142	24,508	(5,973)	(17)	9,634	39
Other revenues	484	938	1,492	(454)	(48)	(554)	(37)
Total revenues	125,589	142,125	156,684	(16,536)	(12)	(14,559)	(9)
Cost of revenues	101,315	99,352	98,771	1,963	2	581	1
Cost of revenues - impairment	9,014	—	—	9,014	100	—	—
Gross profit	$15,260	$42,773	$57,913	$(27,513)	(64)%	$(15,140)	(26)%

2018 Compared to 2017

Lead fees. Lead fees revenues decreased $10.1 million, or 9%, compared to 2017 primarily due to less efficient traffic acquisition and lower retail dealer count and lead volumes.

Advertising. Advertising revenues decreased $6.0 million, or 17%, compared to 2017 due to a $4.9 million decrease in click revenue caused by lower pricing per click, coupled with a $1.1 million decrease in display advertising revenues from a decline in traffic to our website.

Other revenues. Other revenues decreased to $0.5 million compared to 2017 primarily due to lower customer utilization of the SaleMove product, which we ceased selling on November 30, 2018, and of our Textshield product.

Cost of Revenues. Cost of revenues consists of Lead and traffic acquisition costs and other costs. Lead and traffic acquisition costs consist of payments made to our third-party Lead providers, including internet portals and online automotive information providers, as well as SEM costs. Other cost of revenues consists of fees paid to third parties for data and content, including SEO activity, included on our properties, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company Websites. SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.

Cost of revenues increased $2.0 million compared to 2017 primarily due to increased traffic acquisition costs associated with both lead and click volume.

Cost of Revenues – Impairment. Cost of revenues-impairment expense of $9.0 million was recorded in the quarter ended September 30, 2018 due to the Company’s decision to terminate the support provisions of a perpetual license to use a third party’s platform and technology for targeted online marketing (“DealerX License Agreement”). This significantly impacted the usability of the domain and resulted in an impairment charge to the related intangible asset. The Company did not have a comparable charge in 2017.

Gross Profit. Gross profit decreased $27.5 million, or 64%, compared to 2017 due to decreased revenue and increased cost of revenues as discussed above. The major contributor to the increase in cost of revenues was the one-time impairment charge related to the DealerX License Agreement of $9.0 million, or 7% of total revenues. As a percentage of total revenue, gross profit was 12% and 30% for the years ended December 31, 2018 and 2017, respectively. The change was driven primarily by the $16.5 million decline in total revenues, $2.0 million increase in traffic acquisition costs and the $9.0 million impairment charge.

2017 Compared to 2016

Lead fees. Lead fees decreased $23.6 million or 18% in 2017 compared to 2016. The decrease in Lead fees was a result of the elimination of poor-quality traffic in the second quarter of 2017, decreased Lead sales to Dealers combined with increased Dealer churn and the disposal of our specialty finance leads product in December 2016.

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

Operating expenses, interest and other income (expense) and income tax provision (benefit) were as follows (dollars in thousands):

	Years Ended December 31,			2018 vs. 2017 Change		2017 vs. 2016 Change
	2018	2017	2016	$	%	$	%
Operating expenses:
Sales and marketing	$12,419	$14,315	$18,118	$(1,896)	(13)%	$(3,803)	(21)%
Technology support	13,838	12,567	13,986	1,271	10	(1,419)	(10)
General and administrative	16,077	12,001	14,613	4,076	34	(2,612)	(18)
Depreciation and amortization	4,897	4,781	5,068	116	2	(287)	(6)
Goodwill impairment	5,133	37,688	—	(32,555)	(86)	37,688	—
Long-lived asset impairment	1,968	—	—	1,968	100	—	—
Total operating expenses	$54,332	$81,352	$51,785	$(27,020)	(33)%	$29,567	57%

Interest and other income (expense), net	$250	$(946)	$558	$1,196	NM %	$(1,504)	NM %

Income tax provision (benefit)	$(6)	$25,439	$2,815	$(25,445)	(100)%	$22,624	NM %
NM – Not meaningful

2018 Compared to 2017

Sales and Marketing. Sales and marketing expense includes costs for developing our brand, personnel costs, and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense.

Sales and marketing expense for the year ended December 31, 2018 decreased $1.9 million, or 13%, compared to the 2017 period primarily due to lower headcount-related costs and media spend, offset by severance costs.

Technology Support. Technology support includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company's internal technology infrastructure.

Technology support expense for the year ended December 31, 2018 increased $1.3 million, or 10%, compared to the year ended December 31, 2017. The change was due primarily to severance and other headcount-related costs, coupled with costs associated with realignment of the information technology function in the quarter ended September 30, 2018.

General and Administrative. General and administrative expense consists of certain executive, financial, human resources, legal and facilities personnel expenses and costs related to operating as a publicly-traded company.

General and administrative expense for the year ended December 31, 2018 increased $4.0 million, or 33%, compared to the 2017 period due primarily to $1.4 million in severance-related costs associated with the departure of the Company’s former chief executive officer in April 2018, coupled with increased compensation-related costs and professional fees.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2018 decreased $0.1 million to $4.9 million compared to $4.8 million in the 2017 period.

Goodwill impairment. During the quarter ended March 31, 2018, the Company performed an evaluation of enterprise goodwill for impairment due to the decline in the Company’s stock price. The carrying value of the Company was higher than its fair value based on market capitalization at that date and as a result, a non-cash impairment charge of $5.1 million was recorded. The prior year impairment analysis was completed in October 2017, which resulted in an impairment charge of $37.7 million.

Long-lived asset impairment. The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired. Events that may indicate that the assets might be impaired include, but are not limited to, a significant downturn in the economy, a loss of a major customer or group of customers or a significant decrease in the market value of an asset. During the third quarter of 2018, the Company recorded an impairment of approximately $0.4 million related to asset advances to SaleMove, Inc. (“SaleMove”), which were determined to be non-recoverable at September 30, 2018. In addition, approximately $1.6 million was recorded as an impairment to customer relationships related to a 2015 acquisition after an analysis determined a significant percentage of acquired customers were no longer part of the dealer base.

Interest and Other Income (Expense), net. Interest and other income (expense), net increased $1.2 million to net interest and other income of $0.3 million for the year ended December 31, 2018 compared to net interest and other expense of $0.9 million in the 2017 period. The change was due to a $0.7 million decrease in interest expense due to the payoff of term loans and a revolving line of credit during the fourth quarter of 2017 and the first quarter of 2018, respectively. In addition, during the fourth quarter of 2017, the Company recorded a $0.6 million loss on its investment in GoMoto, Inc. (“GoMoto”).

Income tax provision (benefit). Income tax benefit was $6,000 for the year ended December 31, 2018 compared to income tax expense of $25.4 million for the year ended December 31, 2017. The decrease in income tax expense was due to the impact of the TCJA, which lowered the effective tax rate for the year ended December 31, 2018 compared to the prior year period. In addition, the TCJA limits the Company’s annual deduction for business interest expense to an amount equal to 30% of the Company’s “adjusted taxable income” (as defined in the Internal Revenue Code) for the taxable year effective January 1, 2018. The amount of any business interest not allowed as a deduction for any taxable year may be carried forward indefinitely and utilized in future years, subject to this and other applicable interest deductibility limitations. Operating losses during the year ended December 31, 2018 did not result in any tax benefit due as valuation allowances were recorded against the deferred tax assets.

2017 Compared to 2016

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

Goodwill impairment. We evaluate the carrying value of enterprise goodwill for impairment, at a minimum, on an annual basis. During 2017, we performed our annual impairment test by comparing the carrying value of the Company to its fair value based on market capitalization at that date. As a result of this testing, a non-cash impairment charge of $37.7 million was recorded during 2017.

Interest and Other Income (Expense), net. Interest and other (expense) was $0.9 million for the year ended December 31, 2017 compared to interest and other income of $0.6 million for the year ended December 31, 2016.  Interest expense was $0.8 million and $0.9 million for the years ended December 31, 2017 and 2016, respectively.  The year ended December 31, 2017 included an impairment charge of $0.6 million related to SaleMove. The year ended December 31, 2016 also included gain on disposal of the finance leads product of $2.2 million offset by a $0.8 million write-off related to our investment in GoMoto.

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

Liquidity and Capital Resources

The table below sets forth a summary of our cash flow for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016

Net cash (used in) provided by operating activities	$(2,920)	$11,488	$18,242
Net cash used in investing activities	(771)	(10,402)	(2,774)
Net cash used in financing activities	(7,702)	(14,605)	(949)

Our principal sources of liquidity are our cash and cash equivalents and our cashflows from operations. Our cash and cash equivalents totaled $13.6 million as of December 31, 2018 compared to $25.0 million as of December 31, 2017.

On June 7, 2012, September 17, 2014, and September 6, 2017, we announced that the board of directors had authorized us to repurchase up to $2.0 million, $1.0 million, and $3.0 million, respectively, of our common stock. We repurchased 226,698 shares of our common stock with an average price of $8.37 per share during 2017. No shares were repurchased during 2018 or 2016. The authorization may be increased or otherwise modified, renewed, suspended or terminated by us at any time, without prior notice.  We may repurchase our common stock from time to time on the open market or in private transactions. Shares repurchased under this program have been retired and returned to the status of authorized and unissued shares.  We funded repurchases and anticipate that we would fund future repurchases through the use of available cash. The repurchase authorization does not obligate us to repurchase any particular number of shares.  The timing and actual number of repurchases of additional shares, if any, under our stock repurchase program will depend upon a variety of factors, including price, market conditions, release of quarterly and annual earnings, and other legal, regulatory, and corporate considerations at our sole discretion.  The impact of repurchases on our Tax Benefit Preservation Plan, as amended, and on the our use of net operating loss carryovers and other tax attributes if we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code, is also a factor that we consider in connection with share repurchases.  As of December 31, 2018, $2.3 million remains available for stock repurchases under the program.

The Company’s credit facility agreement with MUFG Union Bank, N.A. terminated on March 31, 2018, upon repayment of all outstanding borrowings under the agreement.

We believe that our cash and cash equivalents and cashflows from operations will be sufficient to meet our working capital requirements for the next 12 months. However, our future capital requirements will depend on many factors, including but not limited to, implementing new strategic plans, modernizing and upgrading our technology and systems, pursuing business objectives and responding to business opportunities, challenges or unforeseen circumstances, developing new or improving existing products or services, enhancing our operating infrastructure and acquiring complementary businesses and technologies. To the extent that our existing liquidity is insufficient to fund our future activities, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all.

Net Cash Provided by (Used in) Operating Activities.  Net cash used in operating activities totaled $2.9 million for the year ended December 31, 2018 compared to cash provided of $11.5 million in the prior year. Net cash used in 2018 was due primarily to a net loss of $38.8 million, offset by a $16.1 million non-cash charge related to the impairment of goodwill and intangible assets, $14.5 million in other non-cash expenses including depreciation and share-based compensation, and a net change in assets and liabilities of $5.3 million.

Net cash provided by operating activities in 2017 of $11.5 million resulted primarily from net loss of $65.0 million, adjustments for non-cash charges to earnings of $75.9 million and an increase in working capital.

Net Cash Used in Investing Activities.  Net cash used in investing activities of $0.8 million in 2018 primarily related to purchase of property and equipment and expenditures related to capitalized internal use software of $0.9 million, offset by $0.1 million in proceeds from the sale of the SaleMove investment.

Net cash used in investing activities of $10.4 million in 2017 primarily consisted of $1.8 million in purchases of property and equipment and expenditures related to capitalized internal use software and $8.6 million used to purchase intangible assets.

Net Cash Used in Financing Activities. Net cash used in financing activities of $7.7 million in 2018 primarily consisted of payments of $8.0 million to pay down the revolving credit facility in March 2018, offset by proceeds of $0.3 million from the issuance of common stock.

Net cash used in financing activities of $14.6 million in 2017 consisted of payments on term loan borrowings of $14.1 million and cash used to repurchase Company common stock of $1.9 million.  Stock options for 248,344 shares of the Company’s common stock were exercised in the year ended December 31, 2017, resulting in $1.4 million of cash inflow.

Contractual Obligations

The following table provides aggregated information about our outstanding contractual obligations as of December 31, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations (a)	$1,000	$1,000	$—	$—	$—
Operating Lease Obligations (b)	4,208	1,497	1,581	931	199
Total	$5,208	$2,497	$1,581	$931	$199

 (a)
Long-term debt obligations as defined by ASC 470, “Debt,” and disclosed in Note 6 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(b)
Operating lease obligations as defined by ASC 840, “Leases,” and disclosed in Note 8 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

 Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 - Financial Statements and Supplementary Data. We consider the accounting policies described below to be critical in preparing our consolidated financial statements. These policies require us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures of contingencies. Our assumptions, estimates and judgments are based on historical experience, current trends and other factors to be relevant at the time we prepare the consolidated financial statements. Although our estimates and assumptions are reasonable, we cannot determine future events. Consequently, actual results could differ materially from our assumptions and estimates.

Revenue Recognition. Revenue is recognized when the Company transfers control of promised goods or services to the Company’s customers, or when the Company satisfies any performance obligations under contract. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for respective goods or services provided. Further, under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, contract assets or contract liabilities that arise from past performance but require further performance before obligation can be fully satisfied must be identified and recorded on the balance sheet until respective settlements have been met.

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

Capitalized Internal Use Software and Website Development Costs.  The Company capitalizes costs to develop internal use software in accordance with ASC 350-40, Internal-Use Software, and ASC 350-50, Website Development Costs, which require the capitalization of external and internal computer software costs and website development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three to five years. Capitalized website development costs, once placed in service, are amortized using the straight-line method over the estimated useful life of the related websites.

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

Share-Based Compensation.  The Company grants restricted stock and stock option awards (the “Awards”) under several of its share-based compensation plans.  The Company recognizes share-based compensation based on the Awards’ fair value, net of estimated forfeitures on a straight-line basis over the requisite service periods, which is generally over the awards’ respective vesting period, or on an accelerated basis over the estimated performance periods for options with performance conditions.  Restricted stock fair value is measured on the grant date based on the quoted market price of the Company’s common stock, and the stock option fair value is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility and risk-free interest rates.

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

Item 8.
Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2018 and 2017 and our Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2018, together with the report of our independent registered public accounting firm, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company's internal controls over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Company’s chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2018. Management reviewed the results of its assessment with the Audit Committee of the board of directors.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in our Quarterly Reports on Form 10-Q for each interim period in 2018, material weaknesses in our internal controls over financial reporting in evaluating and measuring goodwill for impairment and valuation of deferred tax assets. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In order to remediate the material weaknesses identified, we undertook a number of actions with the oversight of the Audit Committee of the Board of Directors. The following steps were taken to remediate the conditions leading to the above stated material weaknesses:

(i)
Material weakness related to evaluation and measurement of goodwill impairment:

●
Management has implemented procedures to evaluate and review goodwill and other intangibles, including review of reports prepared by third parties for completeness and accuracy.
●
Management has identified and designed key controls to include quantitative and qualitative factors to indicate whether an impairment exists.

(ii)
Material weakness related to valuation of deferred tax assets:

●
Management has implemented procedures to review third party prepared reports for completeness and accuracy.
●
Management and the third-party preparer discuss all significant elements of the prepared reports with evidence of this review.

Management has implemented the remediation actions discussed above and has completed the testing of the design and operating effectiveness of the new procedures and controls. As a result, as of December 31, 2018, management concluded the Company has remediated the previously reported material weaknesses in the internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than with respect to the material weaknesses discussed above that were identified during the audit of fiscal year ended December 31, 2017 and subsequently remediated as of December 31, 2018, there have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.
Other Information

 Not applicable.

PART III

Information called for by the Items included under this Part III is incorporated by reference to the sections listed below of our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders that will be filed not later than 120 days after December 31, 2018 (“2019 Proxy Statement”).

Item 10.
Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated by reference to the following sections of the 2019 Proxy Statement: “Proposal 1-Nomination and Election of Directors;” “Board of Directors;” “Executive Officers;” “Section 16(a) Beneficial Ownership Reporting Compliance;” and the following paragraphs under the section “Corporate Governance Matters,” “--Committees of the Board of Directors—Audit Committee,” and “--Code of Conduct and Ethics.”

Item 11.
Executive Compensation

The information called for in this Item 11 is incorporated by reference to the following sections of the 2019 Proxy Statement: “Executive Compensation” and “Corporate Governance Matters--Compensation Committee Interlocks and Insider Participation” and “--Board’s Role in Oversight of Risk.”

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for in this Item 12 is incorporated by reference to the following sections of the 2019 Proxy Statement: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation--Equity Compensation Plans.”

Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information called for in this Item 13 is incorporated by reference to the following sections of the 2019 Proxy Statement: “Corporate Governance Matters--Certain Relationships and Related Party Transactions” and “--Director Independence.”

Item 14.
Principal Accounting Fees and Services

The information called for in this Item 14 is incorporated by reference to the following sections of the 2019 Proxy Statement: “Independent Registered Public Accounting Firm and Audit Committee Report--Principal Accountant Fees and Services,” “--Audit Fees,” “--Audit Related Fees,” and “--Pre-Approval Policy for Services.”

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

2.1‡
Asset Purchase and Sale Agreement dated as of December 19, 2016 by and among Company, Car.com, Inc., a Delaware corporation, and Internet Brands, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 21, 2016 (SEC File No. 001-34761).

3.1
Sixth Restated Certificate of Incorporation of AutoWeb, Inc. (filed with the Secretary of the State of Delaware on October 9, 2017), incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on October 10, 2017 (SEC File No. 001-34761).

3.2
Seventh Amended and Restated Bylaws of AutoWeb dated October 9, 2017, incorporated by reference to Exhibit 3.5 to the to the Current Report on Form 8-K filed with the SEC on October 10, 2017 (SEC File No. 001-34761).

4.1
Tax Benefit Preservation Plan dated as of May 26, 2010 between Company and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761), Amendment No. 2 to Tax Benefit Preservation Plan dated as of April 13, 2017, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (SEC File No. 001-34761).

4.2
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761).

10.1■
Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC on November 1, 1999 (SEC File No. 333-90045), as amended by Amendment No. 1 dated December 5, 2001 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, and Form of Stock Option Agreement under the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, incorporated by reference to Exhibits (d)(10) and (d)(16), respectively, to the Schedule TO-I filed with the SEC on December 14, 2001 (SEC File No. 005-58067), and Amendment No. 2 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan dated May 1, 2009, incorporated by reference to Exhibit 10.86 to the Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2009 filed with the SEC on July 24, 2009 (SEC File No. 000-22239).

10.2■
Form of Employee Stock Option Agreement under the Autobytel.com Inc. 1998 Stock Option Plan and the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239).

10.3■
Autobytel.com Inc. 2000 Stock Option Plan, incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on June 15, 2000 (SEC File No. 333-39396); as amended by Amendment No. 1 dated December 5, 2001 to the Autobytel.com Inc. 2000 Stock Option Plan and Form of Stock Option Agreement under the Autobytel.com Inc. 2000 Stock Option Plan, incorporated by reference to Exhibits (d)(12) and (d)(17), respectively, to the Schedule TO-I, filed with the SEC on December 14, 2001 (SEC File No. 005-58067); Amendment No. 2 to the Autobytel.com Inc. 2000 Stock Option Plan, incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed with the SEC on March 22, 2002 (SEC File No. 000-22239); and as amended by Amendment No. 3 to the Autobytel.com Inc. 2000 Stock Option Plan dated May 1, 2009, incorporated by reference to Exhibit 10.87 to the Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2009 filed with the SEC on July 24, 2009 (SEC File No. 000-22239).

10.4■
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, incorporated by reference to Exhibit 4.7 to the Post-Effective Amendment to Registration Statement on Form S-8 filed with the SEC on July 31, 2003 (SEC File No. 333-67692); as amended by Amendment No. 1 to the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan dated May 1, 2009, incorporated by reference to Exhibit 10.88 to the Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2009 filed with the SEC on July 24, 2009 (SEC File No. 000-22239); and Form of Restricted Stock Award Agreement under the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239); Form of Employee Stock Option Agreement under the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the Year Ended December 31, 2014 filed with the SEC on February 26, 2015 (SEC File No. 001-34761).

10.5■
Autobytel Inc. 2004 Restricted Stock and Option Plan and Form of Employee Stock Option Agreement under the Autobytel Inc. 2004 Restricted Stock and Option Plan, incorporated by reference to Exhibits 4.8 and 4.9, respectively, to the Registration Statement on Form S-8 filed with the SEC on June 28, 2004 (SEC File No. 333-116930); as amended by Amendment No. 1 to the Autobytel Inc. 2004 Restricted Stock and Option Plan dated May 1, 2009, incorporated by reference to Exhibit 10.89 to the Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2009 filed with the SEC on July 24, 2009 (SEC File No. 000-22239); Form of Outside Director Stock Option Agreement under the Autobytel Inc. 2004 Restricted Stock and Option Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 3, 2004 (SEC File No. 000-22239); Form of Stock Option Agreement under the Autobytel Inc. 2004 Restricted Stock and Option Plan, incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K for the Year Ended December 31, 2004 filed with the SEC on May 31, 2005 (SEC File No. 000-22239); and Form of Outside Director Stock Option Agreement and Form of Letter Agreement (amending certain stock option agreements with Outside Directors) under the 2004 Restricted Stock and Option Plan, incorporated by reference to Exhibits 10.1 and 10.2 to the Current Report on Form 8-K filed with the SEC on September 14, 2005 (SEC File No. 000-22239).

10.6■
Autobytel Inc. 2006 Inducement Stock Option Plan and Form of Employee Inducement Stock Option Agreement, incorporated by reference to Exhibits 4.9 and 4.10, respectively, to the Registration Statement on Form S-8 filed with the SEC on June 16, 2006 (SEC File No. 333-135076); and as amended by Amendment No. 1 to the Autobytel Inc. 2006 Inducement Stock Option Plan dated May 1, 2009, incorporated by reference to Exhibit 10.90 to the Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2009 filed with the SEC on July 24, 2009 (SEC File No. 000-22239).

10.7■
Autobytel Inc. 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 25, 2010 (SEC File No. 001-34761); Form of Employee Stock Option Award Agreement, Form of 2012 Performance-Based Stock Option Award Agreement, Form of Non-Employee Director Stock Option Award Agreement and Form of (Management) Employee Stock Option Award Agreement under the Autobytel Inc. 2010 Equity Incentive Plan, incorporated by reference to Exhibits 10.58, 10.59, 10.60 and 10.61, respectively, to the Annual Report on Form 10-K for the Year Ended December 31, 2011 filed with the SEC on March 1, 2012 (SEC File No. 001-34761); and Form of 2013 Performance-Based Stock Option Award Agreement under the Autobytel Inc. 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10.79 to the Annual Report on Form 10-K for the Year Ended December 31, 2012 filed with the SEC on February 28, 2013 (SEC File No. 001-34761).

10.8■
AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2014 (SEC File No. 001-34761); Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan (supersedes and replaces the AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan filed under Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2014 (SEC File No. 001-34761), incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761); Form of Non-Employee Director Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 on the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761); Form of Executive Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.13 on the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761); Form of Non-Executive Employee Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.14 on the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761); Form of Subsidiary Employee Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.15 on the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761); Form of Restricted Stock Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.16 on the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761).

10.9■	AutoWeb, Inc. 2018 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed with the SEC on June 27, 2018 (SEC File No. 001-34761).

10.10■
Form of Non-Employee Director Stock Option Award Agreement (Non-Qualified Stock Option) under the AutoWeb, Inc. 2018 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2018 filed with the SEC on August 2, 2018 (SEC File No. 001-34761).

10.11■
Form of Employee Stock Option Award Agreement (Non-Qualified Stock Option) (Executive) under the AutoWeb, Inc. 2018 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 on the Quarterly Period ended June 30, 2018 filed with the SEC on August 2, 2018 (SEC File No. 001-34761).

10.12■
Form of Employee Stock Option Award Agreement (Non-Qualified Stock Option) (Non-Executive) under the AutoWeb, Inc. 2018 Equity Incentive Plan, incorporated by reference to Exhibit 10.10 on the Quarterly Period ended June 30, 2018 filed with the SEC on August 2, 2018 (SEC File No. 001-34761).

10.13■
Form of Restricted Stock Award Agreement under the AutoWeb, Inc. 2018 Equity Incentive Plan, incorporated by reference to Exhibit 10.11 on the Quarterly Period ended June 30, 2018 filed with the SEC on August 2, 2018 (SEC File No. 001-34761).

10.14■
Form of Amended and Restated Indemnification Agreement between Company and its directors and officers, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on July 22, 2010 (SEC File No. 001-34761).

10.15■
Form of Indemnification Agreement between the Company and its directors and officers, incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761).

10.16■
Employment Agreement between Jared Rowe and AutoWeb, Inc. dated April 12, 2018, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 18, 2018 (SEC File No. 001-34761).

10.17■
Inducement Stock Option Award Agreement between Jared Rowe and AutoWeb, Inc. dated April 12, 2018, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 18, 2018 (SEC File No. 001-34761).

10.18■
Letter Agreement dated October 10, 2006 between Company and Glenn Fuller, as amended by Memorandum dated April 18, 2008, Memorandum dated as of December 8, 2008, and Memorandum dated as of March 1, 2009, incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K for the Year Ended December 31, 2008 filed with the SEC on March 13, 2009 (SEC File No. 000-22239); and as amended by Memorandum dated January 31, 2017, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the Year Ended December 31, 2016 filed with the SEC on March 9, 2017 (SEC File No. 001-34761).

10.19■
Second Amended and Restated Severance Benefits Agreement dated as of April 12, 2018 between Company and Glenn Fuller, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018 (SEC File No. 001-34761).

10.20■*	Memorandum dated April 18, 2018 between Company and Glenn Fuller.

10.21■
Offer of Employment between Joseph Hannan and Company dated November 21, 2018, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 17, 2018 (SEC File No. 001-34761).

10.22■
Inducement Stock Option Award Agreement between Joseph Hannan and Company dated December 17, 2018, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 17, 2018 (SEC File No. 001-34761).

10.23■
Severance Benefits Agreement between Joseph Hannan and Company dated December 17, 2018, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on December 17, 2018 (SEC File No. 001-34761).

10.24■
Offer of Employment between Daniel Ingle and Company dated November 26, 2018, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 16, 2019 (SEC File No. 001-34761).

10.25■*	Inducement Stock Option Award Agreement dated as of January 16, 2019 between Daniel Ingle and Company.

10.26■*	Severance Benefits Agreement dated January 16, 2019 between Daniel Ingle and Company.

10.27■
Offer of Employment dated as of October 2, 2018 between Company and Sara Partin, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2018 filed with the SEC on November 8, 2018 (SEC File No. 001-34761).

10.28■
Inducement Stock Option Award Agreement dated as of October 22, 2018 between Company and Sara Partin, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2018 filed with the SEC on November 8, 2018 (SEC File No. 001-34761).

10.29■
Severance Benefits Agreement dated October 22, 2018 between Company and Sara Partin, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2018 filed with the SEC on November 8, 2018 (SEC File No. 001-34761).

10.30■*	Offer of Employment dated as of November 28, 2018 between Company and Timothy Branham.

10.31■*	Inducement Stock Option Award Agreement dated as of December 17, 2018 between Company and Timothy Branham.

10.32■*	Severance Benefits Agreement dated December 17, 2018 between Company and Timothy Branham.

10.33■
Letter Agreement dated August 6, 2004 between Company and Wesley Ozima, as amended by Memorandum dated March 1, 2009, incorporated by reference to Exhibit 10.81 to the Annual Report on Form 10-K for the Year Ended December 31, 2008 filed with the SEC on March 13, 2009 (SEC File No. 000-22239); and as amended by Memorandums dated January 22, 2016 and January 31, 2017, incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the Year Ended December 31, 2016 filed with the SEC on March 9, 2017 (SEC File No. 001-34761).

10.34■
Amended and Restated Severance Agreement dated as of November 15, 2008 between Company and Wesley Ozima, incorporated by reference to Exhibit 10.82 to the Annual Report on Form 10-K for the Year Ended December 31, 2008 filed with the SEC on March 13, 2009 (SEC File No. 000-22239); and as amended by Amendment No. 1 dated October 16, 2012, incorporated by reference to Exhibit 10.74 to the Annual Report on Form 10-K for the Year Ended December 31, 2012 filed with the SEC on February 28, 2013 (SEC File No. 001-34761).

10.35■
Stock Option Award Agreement under the Autobytel Inc. 2000 Stock Option Plan, Stock Option Award Agreement under the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, and Stock Option Award Agreement under the Autobytel Inc. 2004 Restricted Stock and Option Plan each dated effective as of April 3, 2009 between Company and Jeffrey H. Coats, incorporated by reference to Exhibits 10.92, 10.93 and 10.94, respectively, to the Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2009 filed with the SEC on July 24, 2009 (SEC File No. 000-22239); Employee Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan and Employee Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, each dated as of January 21, 2016 between Company and Jeffrey H. Coats, incorporated by reference to Exhibits 10.2 and 10.3, respectively, to the Current Report on Form 8-K filed with the SEC January 27, 2016 (SEC File No. 001-34761).

10.36■
Second Amended and Restated Employment Agreement dated as of April 3, 2014 between Company and Jeffrey H. Coats, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on April 8, 2014 (SEC File No. 001-34761); as amended by Amendment No. 1 dated January 21, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC January 27, 2016 (SEC File No. 001-34761); and as amended by Amendment No. 2 dated September 21, 2016, incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on September 26, 2016 (SEC File No. 001-34761).

10.37■*	Separation and Release Agreement dated as of April 30, 2018 between Company and Jeffrey Coats.

10.38■
Consulting Services Agreement between Jeffrey Coats and AutoWeb, Inc. dated April 13, 2018, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 18, 2018 (SEC File No. 001-34761).

10.39■
Confidential Separation and Release Agreement dated as of June 1, 2018 between Company and Kimberly Boren, incorporated by reference to Exhibit 10.5 on the Quarterly Period ended June 30, 2018 filed with the SEC on August 2, 2018 (SEC File No. 001-34761).

10.40■
Consulting Services Agreement dated as of June 9, 2018 between Company and Kimberly Boren, incorporated by reference to Exhibit 10.6 on the Quarterly Period ended June 30, 2018 filed with the SEC on August 2, 2018 (SEC File No. 001-34761).

10.41
Fourth Amended and Restated Stockholder Agreement dated as of March 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2017 (SEC File No. 001-34761).

10.42
Loan Agreement dated as of February 26, 2013 by and between Company and Union Bank, N.A., a national banking association (“Loan Agreement”); as amended by First Amendment dated as of September 10, 2013 to Loan Agreement; as amended by Second Amendment dated as of January 13, 2014 to Loan Agreement, Security Agreement dated January 13, 2014, Commercial Promissory Note dated January 13, 2014 ($9,000,000 Term Loan), and Commercial Promissory Note dated January 13, 2014 ($8,000,000 Revolving Loan), incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on January 14, 2014 (SEC File No. 001-34761); as amended by Third Amendment dated as of May 20, 2015 to Loan Agreement, Commercial Promissory Note dated May 20, 2015 ($15,000,000 Term Loan), and Commercial Promissory Note dated May 20, 2015 ($8,000,000 Revolving Loan), incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K filed with the SEC on May 27, 2015 (SEC File No. 001-34761); as amended by Fourth Amendment dated as of June 1, 2016 to Loan Agreement, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2016 filed with the SEC on August 4, 2016 (SEC File No. 001-34761); as amended by Fifth Amendment dated as of June 28, 2017 to Loan Agreement and Commercial Promissory Note dated on June 28, 2017 ($8,000,000 Revolving Loan), incorporated by reference to Exhibits 10.2 and 10.3 to the Current Report on Form 8-K filed with the SEC on June 29, 2017 (SEC File No. 001-34761); and as amended by Sixth Amendment dated as of December 27, 2017 to Loan Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 27, 2017 (SEC File No. 001-34761).

10.43
Lease Agreement dated April 3, 1997 between The Provider Fund Partners, The Colton Company (n/k/a: GFE MacArthur Investments, LLC, as successor-in-interest to The Provider Fund Partners, The Colton Company) and the Company (“Irvine Lease”), as amended by Amendment No. 12 dated February 6, 2009 to Irvine Lease, Amendment No. 13 dated February 6, 2009 to Irvine Lease, and Amendment No. 14 to Irvine Lease dated November 9, 2010, incorporated by reference to Exhibit 10.79 to the Annual Report on Form 10-K for the Year Ended December 31, 2011 filed with the SEC on March 1, 2012 (SEC File No. 001-34761); as amended by Amendment No. 15 dated October 31, 2012 to Irvine Lease, incorporated by reference to Exhibit 10.69 to the Annual Report on Form 10-K for the Year Ended December 31, 2012 filed with the SEC on February 28, 2013 (SEC File No. 001-34761); as amended by Amendment No. 16 to Irvine Lease dated August 7, 2015, incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016 (SEC File No. 001-34761); and as amended by Amendment No. 17 dated April 14, 2017 to the Irvine Lease dated April 3, 1997 between GFE MacArthur Investments, LLC, successor-in-interest to TFP Partners, and the Company, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017 (SEC File No. 001-34761).

10.44
Lease Agreement dated December 9, 2015 between Rivergate Tower Owner, LLC and the Company, as amended by Amendment No. 1 dated November 21, 2016, incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the SEC on March 9, 2017 (SEC File No. 001-34761).

10.45
Contract for Lease and Deposit dated June 1, 2016 between AW GUA, Limitada, and Mertech, Sociedad Anonima, for office No. 1101, incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K filed with the SEC on March 9, 2017 (SEC File No. 001-34761).

10.46
Contract for Lease and Deposit dated June 1, 2016 between AW GUA, Limitada, and Mertech, Sociedad Anonima, for office No. 1102, incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K filed with the SEC on March 9, 2017 (SEC File No. 001-34761).

10.47‡
Master License and Services Agreement as of October 5, 2017 by and between AutoWeb and DealerX Partners, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 11, 2017 (SEC File No. 001-34761).

10.48‡
Stockholder Agreement dated as of October 5, 2017 by and between AutoWeb, DealerX Partners, LLC and Jeffrey Tognetti, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 11, 2017 (SEC File No. 001-34761).

10.49
Tax Benefit Preservation Plan Exemption Agreement and Irrevocable Proxy dated November 15, 2017 by and between AutoWeb, Piton Capital Partners LLC, a Delaware limited liability company (“Piton Capital”), and Piton Capital’s managing members, incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Current Report on Form 8-K filed with the SEC on November 17, 2017 (SEC File No. 001-34761).

10.50
Tax Benefit Preservation Plan Exemption Agreement and Irrevocable Proxies, effective as of November 30, 2018, by and between AutoWeb, Inc. and Daniel M. Negari, The 1 8 999 Trust, a trust organized under the laws of Nevada, Michael R. Ambrose, and The Insight Trust, a trust organized under the laws of Nevada, incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, to the Current Report on Form 8-K filed with the SEC on November 30, 2018 (SEC File No. 001-34761).

10.51‡
Transitional License and Linking Agreement, made as of January 1, 2017, by and among Internet Brands, Inc., a Delaware corporation, Car.com, Inc., a Delaware corporation, and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 6, 2017 (SEC File No. 001-34761).

10.52
Convertible Subordinated Promissory Note dated as of January 13, 2014 (Principal Amount $1,000,000.00) issued by Company to AutoNationDirect.com, Inc., a Delaware corporation, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 14, 2014 (SEC File No. 001-34761).

10.53
Warrant to Purchase 69,930 Shares of Company Common Stock dated as of January 13, 2014 issued by Company to AutoNationDirect.com, Inc., a Delaware corporation, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 14, 2014 (SEC File No. 001-34761).

10.54
Form of Warrant to Purchase Common Stock (on an as-converted basis following the conversion of Series B Junior Preferred Stock) dated as of October 1, 2015 issued by the Company to the persons listed on Schedule A thereto, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 6, 2015 (SEC File No. 001-34761).

21.1*	Subsidiaries of AutoWeb, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, Moss Adams LLP.

24.1*	Power of Attorney (included in the signature page hereto).

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated March 7, 2019.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated March 7, 2019.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated March 7, 2019.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

■	Management Contract or Compensatory Plan or Arrangement.

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

Item 16.
Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 2019.

AUTOWEB, INC.

By:	/s/ JARED R. ROWE
Jared R. Rowe
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of AutoWeb, Inc., a Delaware corporation (“Company”), and the undersigned Directors and Officers of AutoWeb, Inc. hereby constitute and appoint Jared R. Rowe, Joseph P. Hannan or Glenn E. Fuller as the Company’s or such Director’s or Officer’s true and lawful attorneys-in-fact and agents, for the Company or such Director or Officer and in the Company’s or such Director’s or Officer’s name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the Company or such Director or Officer might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. FUCHS Michael J. Fuchs	Chairman of the Board and Director	March 7, 2019

/s/ JARED R. ROWE Jared R. Rowe	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2019

/s/ JOSEPH P. HANNAN Joseph P. Hannan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2019

/s/ WESLEY OZIMA Wesley Ozima	Senior Vice President and Controller (Principal Accounting Officer)	March 7, 2019

/s/ MICHAEL A. CARPENTER Michael A. Carpenter	Director	March 7,2019

/s/ MATIAS DE TEZANOS Matias de Tezanos	Director	March 7, 2019

/s/ CHAN GALBATO Chan Galbato	Director	March 7, 2019

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	March 7, 2019

/s/ JANET M. THOMPSON Janet M. Thompson	Director	March 7, 2019

/s/ JOSE VARGAS Jose Vargas	Director	March 7, 2019

AUTOWEB, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
AutoWeb, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AutoWeb, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, in 2018 the Company changed its method of accounting for revenue recognition due to the adoption of Accounting Standards Codification Topic No. 606.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Diego, California

March 7, 2019

We have served as the Company’s auditor since 2012.

AUTOWEB, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share and share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$13,600	$24,993
Short-term investment	—	254
Accounts receivable, net of allowances for bad debts and customer credits of $566 and $892 at December 31, 2018 and 2017, respectively	26,898	25,911
Prepaid expenses and other current assets	1,245	1,805
Total current assets	41,743	52,963
Property and equipment, net	3,181	4,311
Investments	—	100
Intangible assets, net	11,976	29,113
Goodwill	—	5,133
Long-term deferred tax asset	—	692
Other assets	516	601
Total assets	$57,416	$92,913

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,908	$7,083
Accrued employee-related benefits	3,125	2,411
Other accrued expenses and other current liabilities	8,868	7,252
Current convertible note payable	1,000	—
Total current liabilities	23,901	16,746
Convertible note payable	—	1,000
Borrowings under revolving credit facility	—	8,000
Total liabilities	23,901	25,746
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized
Series A Preferred stock, none issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 12,960,450 and 13,059,341 shares issued and outstanding at December 31, 2018 and 2017, respectively	13	13
Additional paid-in capital	361,218	356,054
Accumulated deficit	(327,716)	(288,900)
Total stockholders’ equity	33,515	67,167
Total liabilities and stockholders’ equity	$57,416	$92,913

The accompanying notes are an integral part of these consolidated financial statements.

AUTOWEB, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per-share data)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Lead fees	$96,936	$107,045	$130,684
Advertising	28,169	34,142	24,508
Other revenues	484	938	1,492
Total revenues	125,589	142,125	156,684
Cost of revenues	101,315	99,352	98,771
Cost of revenues – impairment	9,014	—	—
Gross profit	15,260	42,773	57,913
Operating expenses:
Sales and marketing	12,419	14,315	18,118
Technology support	13,838	12,567	13,986
General and administrative	16,077	12,001	14,613
Depreciation and amortization	4,897	4,781	5,068
Goodwill impairment	5,133	37,688	—
Long-lived asset impairment	1,968	—	—
Total operating expenses	54,332	81,352	51,785
Operating income (loss)	(39,072)	(38,579)	6,128
Interest and other income (expense), net	250	(946)	558
Income (loss) before income tax provision	(38,822)	(39,525)	6,686
Income tax provision (benefit)	(6)	25,439	2,815
Net income (loss) and comprehensive income (loss)	$(38,816)	$(64,964)	$3,871

Basic earnings (loss) per common share	$(3.04)	$(5.48)	$0.36
Diluted earnings (loss) per common share	$(3.04)	$(5.48)	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

AUTOWEB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total

Balance at December 31, 2015	10,626,624	$11	168,007	$—	$342,485	$(234,295)	$108,201
Share-based compensation	—	—	—	—	4,486	—	4,486
Issuance of common stock upon exercise of stock options	386,001	—	—	—	3,051	—	3,051
Net income	—	—	—	—	—	3,871	3,871
Balance at December 31, 2016	11,012,625	11	168,007	—	350,022	(230,424)	119,609
Share-based compensation	—	—	—	—	4,106	—	4,106
Issuance of common stock upon exercise of stock options	248,344	—	—	—	1,355	—	1,355
Issuance of restricted stock	345,000	—	—	—	—	—	—
Conversion of preferred shares	1,680,070	2	(168,007)	—	(2)	—	—
DealerX contingent consideration	—	—	—	—	2,470	—	2,470
Repurchase of common stock	(226,698)	—	—	—	(1,897)	—	(1,897)
Cumulative effect adjustment	—	—	—	—	—	6,488	6,488
Net loss	—	—	—	—	—	(64,964)	(64,964)
Balance at December 31, 2017	13,059,341	13	—	—	356,054	(288,900)	67,167
Share-based compensation	—	—	—	—	4,866	—	4,866
Issuance of common stock upon exercise of stock options	28,467	—	—	—	98	—	98
Cancellation of restricted stock	(188,333)	—	—	—	—	—	—
Issuance of common stock	60,975	—	—	—	200	—	200
Net loss	—	—	—	—	—	(38,816)	(38,816)
Balance at December 31, 2018	12,960,450	$13	—	$—	$361,218	$(327,716)	$33,515

The accompanying notes are an integral part of these consolidated financial statements.

AUTOWEB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss) and comprehensive income (loss)	$(38,816)	$(64,964)	$3,871
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,544	7,653	7,303
Goodwill impairment	5,133	37,688	—
Intangible asset impairment	9,014	—	—
Provision for bad debt	241	346	344
Provision for customer credits	217	247	592
Share-based compensation	4,866	4,103	4,412
Write-down of assets	—	8	115
Long-lived asset impairment	1,968	—	—
Gain on sale of business	—	—	(2,183)
(Gain)/loss on long-term strategic investment	(25)	580	777
Change in deferred tax assets	692	25,264	1,994
Changes in assets and liabilities:
Accounts receivable	(1,445)	7,130	(3,229)
Prepaid expenses and other current assets	814	(904)	(402)
Other non-current assets	(278)	200	946
Accounts payable	3,825	(2,681)	2,121
Accrued expenses and other current liabilities	2,330	(3,182)	1,581
Net cash provided by (used in) operating activities	(2,920)	11,488	18,242
Cash flows from investing activities:
Purchases of property and equipment	(896)	(1,799)	(2,148)
Purchase of intangible assets	—	(8,600)	—
Proceeds from sale of investment	125	—	—
Investment in GoMoto	—	—	(375)
Change in short-term investment	—	(3)	(251)
Net cash used in investing activities	(771)	(10,402)	(2,774)
Cash flows from financing activities:
Payments on revolving credit facility	(8,000)	—	—
Repurchase of common stock	—	(1,897)	—
Proceeds from issuance of common stock	200	—	—
Payments on term loan borrowings	—	(14,063)	(3,937)
Net proceeds from stock option exercises	98	1,355	3,051
Payment of contingent fee arrangement	—	—	(63)
Net cash used in financing activities	(7,702)	(14,605)	(949)
Net increase (decrease) in cash and cash equivalents	(11,393)	(13,519)	14,519
Cash and cash equivalents, beginning of period	24,993	38,512	23,993
Cash and cash equivalents, end of period	$13,600	$24,993	$38,512
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4	$650	$760
Cash refunds for income taxes	$223	$—	$—
Cash paid for interest	$118	$948	$717

Supplemental schedule of non-cash investing and financing activities:
DealerX contingent consideration	$—	$2,470	$—
Sale of specialty finance leads business	$—	$—	$3,168

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

The Company’s consumer-facing automotive websites (“Company Websites”) provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to connect with Dealers regarding purchasing or leasing vehicles (“Leads”). The Company’s click traffic referral program provides consumers who are shopping for vehicles online with targeted offers based on make, model and geographic location. As these consumers conduct online research on Company Websites or on the site of one of our network of automotive publishers, they are presented with relevant offers on a timely basis and, upon the consumer clicking on the displayed advertisement, are sent to the appropriate website location of one of the Company’s Dealer, Manufacturer or advertising customers.

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The Nasdaq Capital Market under the symbol AUTO. On October 9, 2017, the Company changed its name from Autobytel Inc. to AutoWeb, Inc., assuming the name of AutoWeb, Inc., which was acquired in October 2015. In connection with this name change, the Company’s stock ticker symbol was changed from “ABTL” to “AUTO” on The Nasdaq Capital Market.

On October 5, 2017, the Company and DealerX Partners, LLC, a Florida limited liability company (“DealerX”), entered into a Master License and Services Agreement (“DealerX License Agreement”). Pursuant to the terms of the DealerX License Agreement, AutoWeb was granted a perpetual license to access and use DealerX’s proprietary platform and technology for targeted, online marketing. DealerX was to operate the platform for AutoWeb and provide enhancements to and support for the DealerX platform for at least an initial five-year period (“Platform Support Obligations”), however the Company terminated the Platform Support Obligations effective November 2, 2018, and as a result, recorded an impairment charge. See Note 6 for additional information.

On December 19, 2016, AutoWeb and Car.com, Inc., a wholly owned subsidiary of AutoWeb (“Car.com”), entered into an Asset Purchase and Sale Agreement, by and among AutoWeb, Car.com, and Internet Brands, Inc., a Delaware corporation (“Internet Brands”), in which Internet Brands acquired substantially all of the assets of the automotive specialty finance leads group of Car.com. The transaction was completed effective as of December 31, 2016. The transaction consideration consisted of $3.2 million in cash and $1.6 million to be paid over a five-year period pursuant to a Transitional License and Linking Agreement. The Company recorded a gain on sale of approximately $2.2 million in connection with the transaction in the fourth quarter of 2016.

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

The Company’s investments during the years ended December 31, 2018 and 2017, consisted of investments in SaleMove and GoMoto that were accounted for under the cost method. During the year ended December 31, 2017, the Company recorded a write-off related to it its investment in SaleMove of $0.6 million. Subsequently during the year ended December 31, 2018, the Company sold its interest back to SaleMove for $0.1 million. See Note 5 for further discussion.

Variable Interest Entities.  The Company had an investment in an entity that is considered a variable interest entity (“VIE”) under U.S. GAAP.  The Company had concluded that during the period it held its investment in SaleMove, SaleMove qualified as a variable interest and SaleMove was a VIE. VIEs are legal entities in which the equity investors do not have sufficient equity at risk for the entity to independently finance its activities or the collective holders do not have the power through voting or similar rights to direct the activities of the entity that most significantly impacts its economic performance, the obligation to absorb the expected losses of the entity, or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity is the primary beneficiary, the party that has both significant influence and control over the VIE. Management periodically performs a qualitative analysis to determine if the Company is the primary beneficiary of a VIE. This analysis includes review of the VIEs’ capital structure, contractual terms, and primary activities, including the Company’s ability to direct the activities of the VIEs and obligations to absorb losses, or the right to receive benefits, significant to the VIE.

Based on AutoWeb’s analysis for the periods presented in this report, it was not the primary beneficiary of SaleMove. Accordingly, SaleMove did not meet the criteria for consolidation.

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), General Motors and Media.net Advertising.  During 2018, approximately 37% of our total revenues were derived from these three customers, and approximately 41% or $11.2 million of gross accounts receivable related to these three customers at December 31, 2018.  Urban Science Applications accounted for 18% and 21% of total revenues and accounts receivable, respectively, as of December 31, 2018. Media.net Advertising accounted for 10% and 6% of total revenues and accounts receivable, respectively, as of December 31, 2018. General Motors accounted for 9% and 13% of total revenues and accounts receivable, respectively, as of December 31, 2018.

During 2017, approximately 34% of the Company’s total revenues were derived from these same three customers, and approximately 43% or $11.6 million of gross accounts receivable related to these three customers at December 31, 2017.   Urban Science Applications accounted for 15% and 20% of total revenues and total accounts receivable as of December 31, 2017, respectively. Media.net Advertising accounted for 11% of both total revenues and accounts receivable as of December 31, 2017, respectively.

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

Capitalized Internal Use Software and Website Development Costs.  The Company capitalizes costs to develop internal use software in accordance with Accounting Standards Codification (“ASC”) 350-40, “Internal-Use Software”, and ASC 350-50, “Website Development Costs”, which require the capitalization of external and internal computer software costs and website development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three to five years. Capitalized website development costs, once placed in service, are amortized using the straight-line method over the estimated useful life of the related websites.  The Company capitalized $0.5 million, $0.5 million and $1.7 million of such costs for the years ended December 31, 2018, 2017 and 2016, respectively.

Impairment of Long-Lived Assets and Intangible Assets.  The Company periodically reviews long-lived amortizing assets to determine if there is any impairment of these assets. The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the long-lived assets and other intangibles. Future events could cause the Company to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. The Company assesses the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, the Company would write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on the Company’s financial condition and results of operations. The Company recorded impairment of $0.6 million related to its investment in SaleMove in 2017. In 2018, we recorded impairments totaling $11.0 million, primarily attributable to a $9.0 million charge due to our decision to terminate the support provisions of the DealerX License Agreement, which significantly impacted the usability of the asset. The remaining $2.0 million is comprised of a $1.6 million customer relationships impairment related to a 2015 acquisition after determining that a significant percentage of acquired customers were no longer part of the dealer base, and the write-off of $0.4 million in cash advances to SaleMove.

Indefinite-lived intangible assets. Indefinite-lived intangible assets consists of a domain name, which was acquired as part of the Dealix/Autotegrity acquisition in 2015, which is tested for impairment annually, or more frequently if an event occurs or circumstances changes that would indicate that impairment may exist. When evaluating indefinite-lived intangible assets for impairment, the Company may first perform a qualitative analysis to determine whether it is more likely than not that the indefinite-lived intangible assets is impaired. If the Company does not perform the qualitative assessment, or if the Company determines that it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount, the Company will calculate the estimated fair value of the indefinite-lived intangible asset. Fair value is the price a willing buyer would pay for the indefinite-lived intangible asset and is typically calculated using an income approach. If the carrying amount of the indefinite-lived intangible asset exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The Company did not record any impairment of indefinite-lived intangible assets in 2018 and 2017.

Goodwill.  Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. The Company evaluates the carrying value of enterprise goodwill for impairment by comparing the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired. The Company evaluates enterprise goodwill, at a minimum, on an annual basis in the fourth quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may be impaired. The Company recorded goodwill impairment of $5.1 million and $37.7 million in 2018 and 2017, respectively.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (“TCJA”). The TCJA established new tax laws that took effect in 2018, including, but not limited to (1) reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (2) elimination of the corporate alternative minimum tax (“AMT”); (3) a new limitation on deductible interest expense; (4) one-time transition tax on certain deemed repatriated earnings of foreign subsidiaries (“Transition Tax”); (5) limitations on the deductibility of certain executive compensation; (6) changes to the bonus depreciation rules for fixed asset additions: and (7) limitations on net operating losses (“NOLs”) generated after December 31, 2017, to 80% of taxable income.

ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA’s provisions, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740.

In 2017, we recorded provisional amounts for certain enactment-date effects of the TCJA, for which the accounting had not been finalized, by applying the guidance in SAB 118. The Company recorded a decrease in deferred tax assets and deferred tax liabilities of $11.7 million and $0.0 million, respectively, with a corresponding net adjustment to deferred income tax expense of $11.7 million for the year ended December 31, 2017. In addition, the Company recognized a deemed repatriation of $0.6 million of deferred foreign income from its Guatemala subsidiary, which did not result in any incremental tax cost after application of foreign tax credits.  Accordingly, we completed our accounting for the effects of the TCJA in 2018 and did not recognize any material adjustments to the 2017 provisional income tax expense.

The TCJA created a provision known as global intangible low-tax income (“GILTI”) that imposes a U.S. tax on certain earnings of foreign subsidiaries that are subject to foreign tax below a certain threshold. We have made an accounting policy election to reflect GILTI taxes, if any, as a current income tax expense in the period incurred.

Computation of Basic and Diluted Net Earnings (Loss) per Share.  Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net earnings (loss) per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted method, during the period. Potential common shares consist of unvested restricted stock, common shares issuable upon the exercise of stock options, the exercise of warrants, and conversion of convertible notes.

The following are the share amounts utilized to compute the basic and diluted net earnings (loss) per share for the years ended December 31:

	2018	2017	2016
Basic Shares:
Weighted average common shares outstanding	12,756,191	11,910,906	10,673,015
Weighted average common shares repurchased	—	(58,367)	—
Basic Shares	12,756,191	11,852,539	10,673,015

Diluted Shares:
Basic Shares	12,756,191	11,852,539	10,673,015
Weighted average dilutive securities	—	—	2,630,194
Dilutive Shares	12,756,191	11,852,539	13,303,209

For the years ended December 31, 2018 and 2017, basic and diluted weighted average shares are the same as the Company generated a net loss for the period and potentially dilutive securities are excluded because they have an anti-dilutive impact. For the year ended December 31, 2016, weighted average dilutive securities included dilutive options, restricted stock awards, and shares of common stock issued in June 2017 upon conversion of the Series B Junior Participating Convertible Preferred Stock, $0.001 par value per share, that was issued in connection with the acquisition of AWI.

 For the years ended December 31, 2018 and 2017, weighted average dilutive securities were not included since the Company had a net loss for the year. For the year ended December 31, 2016, weighted average dilutive securities included dilutive options, warrants and convertible preferred shares.

Potentially dilutive securities representing approximately 3.5 million, 3.7 million and 1.9 million shares of common stock for the years ended December 31, 2018, 2017 and 2016, respectively, were excluded from the computation of diluted income per share for these periods because their effect would have been anti-dilutive.

Share-Based Compensation.  The Company grants restricted stock and stock option awards (the “Awards”) under several of its share-based compensation Plans (the “Plans”), that are more fully described in Note 10.  The Company recognizes share-based compensation based on the Awards’ fair value, net of estimated forfeitures on a straight-line basis over the requisite service periods, which is generally over the awards’ respective vesting period, or on an accelerated basis over the estimated performance periods for options with performance conditions.

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

Advertising Expense.  Advertising costs are expensed in the period incurred and the majority of advertising expense is recorded in sales and marketing expense. Advertising expense in the years ended December 31, 2018, 2017 and 2016 was $1.4 million, $1.7 million and $1.4 million, respectively.

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

Accounting Standards Codification 220 “Comprehensive Income.” In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. The ASU will take effect for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company believes this ASU will not have a material effect on the consolidated financial statements and related disclosures.

Accounting Standards Codification 842 “Leases.”  In February 2016, ASU No. 2016-02, “Leases (Topic 842)” was issued.  This ASU was issued to increase transparency and comparability among organizations by requiring lessees to (i) recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet to represent the right to use the leased asset for the lease term and the obligation to make lease payments and (ii) disclose key information about leasing arrangements. Some changes to the lessor accounting guidance were made to align both of the following: (i) the lessor accounting guidance with certain changes made to the lessee accounting guidance and (ii) key aspects of the lessor accounting model with revenue recognition guidance.

The Company will adopt the ASU effective January 1, 2019. We will utilize the modified retrospective approach for adoption for all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. We expect to use the package of practical expedients that allows us to not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any expired or existing leases. We additionally expect to use (i) hindsight when evaluating contractual lease options, (ii) the practical expedient that allows lessees to treat lease and non-lease components of leases as a single lease component, and (iii) the portfolio approach which allows similar leased assets to be grouped and accounted for together. In addition, we will implement additional internal controls to evaluate future transactions in accordance with the standard.

The adoption of Topic 842 will have a material impact on our consolidated balance sheet due to the recognition of ROU assets and lease liabilities. The adoption of this ASU is not expected to have a material impact on our consolidated statement of operations or our consolidated statement of cash flows. We do not expect to recognize a material cumulative effect adjustment to the opening balance sheet retained earnings on January 1, 2019. Because we’ve elected to use the modified retrospective approach, the ASU will not be applied to periods prior to adoption and the adoption of this ASU will have no impact on our previously reported results. The future minimum lease payments for our operating leases as of December 31, 2018 are disclosed in Note 8 to the consolidated financial statements. Upon adoption, we expect to recognize operating lease ROU assets and lease liabilities that reflect the present value of these future payments. As the rate implicit in the lease cannot be determined for any of our leases, we will use an estimated incremental borrowing rate of 5.5% to determine the present value of lease payments. Based on our review of the impact of ASC 842 on our current lease population, we expect to record approximately $4.4 million for lease liabilities and approximately $4.2 million for ROU assets based upon the lease liabilities adjusted for deferred rent.

SEC Release No. 33-10532, Disclosure Update and Simplification. In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018. The Company will adopt the requirements of the new standard for the interim reporting of the first quarter of 2019.

Recently adopted by the Company

Accounting Standards Codification 606 “Revenue from Contracts with Customers.” In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued. The new standard sets forth a single comprehensive model for recognizing and reporting revenue and requires the use of a five-step methodology to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU No. 2014-09 requires enhanced disclosure regarding revenue recognition. On January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method, which had no material impact on operations, and required no cumulative adjustment to be made to beginning retained earnings on January 1, 2018. Therefore, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted. See Note 3 for further discussion.

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

Accounting Standards Codification 718 “Compensation – Stock Compensation.” In May 2017, ASU No. 2017-09, “Scope of Modification Accounting” was issued. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should apply ASU No. 2017-09 on a prospective basis for an award modified on or after the adoption date for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Additionally, in June 2018, FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The update largely aligns the accounting for share-based payment awards issued to employees and nonemployees, particularly with regards to the measurement date and the impact of performance conditions. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing). The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The Company adopted ASU No. 2017-09 and ASU No. 2018-07 in the current year and, therefore, results for reporting periods beginning after January 1, 2018 are presented under ASU No. 2017-09 and ASU No. 2018-07, while prior period amounts have not been adjusted. See Note 10 for further discussion.

3.
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

The Company has three main revenue sources – Lead fees, advertising, and other revenue. Accordingly, the Company recognizes revenue for each source as described below:

●
Lead fees – paid by Dealers and Manufacturers participating in the Company’s Lead programs and are comprised of Lead transaction and/or monthly subscription fees. Lead fees are recognized in the period when service is provided.

●
Advertising – fees paid by Dealers and Manufacturers for (i) display advertising on the Company’s websites and (ii) fees from the Company’s click traffic program. Revenue is recognized in the period advertisements are displayed on the Company’s websites or the period in which clicks have been delivered, as applicable. The Company recognizes gross revenue from the delivery of action-based advertisements in the period in which a user takes the action for which the marketer contracted for with the Company. For advertising revenue arrangements where the Company is not the principal, the Company recognizes revenue on a net basis.

●
Other revenues – consists primarily of revenues from the Company’s mobile products and revenues from the Company’s Reseller Agreement with SaleMove, Inc. Revenue is recognized in the period in which products or services are sold.

Variable Consideration

The Company’s products, namely Leads, are generally sold with a right-of-return for services that do not meet customer requirements as specified by the relevant contract. Rights-of-return are estimable, and provisions for estimated returns are recorded as a reduction in revenue by the Company in the period revenue is recognized, and thereby accounted for as variable consideration. The Company includes the allowance for customer credits in its net accounts receivable balances on the Company’s balance sheet at period end. Allowance for customer credits totaled $121,000 and $213,000 as of December 31, 2018 and 2017, respectively.

See further discussion below on significant judgments exercised by the Company in regards to variable consideration.

Contract Assets and Contract Liabilities Unbilled Revenue

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing. From time to time, the Company may have balances on its balance sheet representing revenue that has been recognized by the Company upon satisfaction of performance obligations and earning a right to receive payment. These not-yet invoiced receivable balances are driven by the timing of administrative transaction processing, and are not indicative of partially complete performance obligations, or unbilled revenue. Unbilled revenue represents revenue that is partially earned, whereby control of promised services has not yet transferred to the customer, and for which the Company has not earned the complete right to payment. The Company had zero unbilled revenue included in its consolidated balance sheets as of December 31, 2018 and 2017.

Deferred Revenue

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying its performance obligations, including amounts which are refundable. Such activity is not a common practice of operation for the Company. The Company had zero deferred revenue included in its consolidated balance sheets as of December 31, 2018 and 2017. Payment terms and conditions can vary by contract type. Generally, payment terms within the Company’s customer contracts include a requirement of payment within 30 to 60 days from date of invoice. Typically, customers make payments after receipt of invoice for billed services, and less typically, in advance of rendered services.

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

As specific customer credits are identified, they are charged against this allowance with no impact on revenues. Returns and credits are measured at contract inception, with respective obligations reviewed each reporting period or as further information becomes available, whichever is earlier, and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. The allowance for customer credits is included in the net accounts receivable balances of the Company’s balance sheets as of December 31, 2018 and 2017.

The Company has not made any significant changes to judgments in applying ASC 606 during the year ended December 31, 2018.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by revenue source and has determined that disaggregating revenue into these categories sufficiently depicts the differences in the nature, amount, timing, and uncertainty of its revenue streams. The Company has three main sources of revenue: lead fees, advertising, and other revenues.

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Lead fees	$96,936	$107,045	$130,684
Advertising
Clicks	23,387	28,262	11,906
Display and other advertising	4,782	5,880	12,602
Other	484	938	1,492
Total revenues	$125,589	$142,125	$156,684

4.
Disposals

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

In connection with the transaction, Internet Brands, Car.com and AutoWeb entered into the Specialty Finance Leads License Agreement pursuant to which Car.com and AutoWeb provides Internet Brands certain transition services and arrangements. Pursuant to the Specialty Finance Leads License Agreement, (i) Internet Brands will pay AutoWeb $1.6 million in fees over the five-year term of the Specialty Finance Leads License Agreement, and (ii) Car.com (1) granted Internet Brands a limited, non-exclusive, non-transferable license to use the Car.com logo and name solely for sales and marketing purposes in Internet Brand’s automotive specialty finance leads business; and (2) provided certain redirect linking of consumer traffic from the Acquired Group’s current specialty finance leads application forms to a landing page designated by Internet Brands. The Company received $0.4 million and $0.4 million during the years ended December 31, 2018 and 2017, respectively, related to the Specialty Finance Leads License Agreement.

The disposal of the automotive specialty finance leads product did not qualify for presentation and disclosure as a discontinued operation because it did not represent a strategic shift that had or will have a major effect on the Company’s operations.

5.
Investments

Investments.  The Company’s investments in SaleMove and GoMoto were recorded at cost.

The following table presents the Company’s investment activity for 2018 and 2017 (in thousands):

Description	SaleMove	GoMoto	Total

Balance at December 31, 2016	$580	$100	$680
Write-off	(580)	—	(580)
Balance at December 31, 2017	—	100	$100
Write-off	—	(100)	(100)
Balance at December 31, 2018	$—	$—	$—

SaleMove

              In September 2013, the Company entered into a Convertible Note Purchase Agreement with SaleMove in which AutoWeb invested $150,000 in SaleMove in the form of an interest bearing, convertible promissory note.  In November 2014, the Company invested an additional $400,000 in SaleMove in the form of an interest bearing, convertible promissory note.  Upon closing of a preferred stock financing by SaleMove in July 2015, these two notes were converted in accordance with their terms into an aggregate of 190,997 Series A Preferred Stock, which shares are classified as a long-term investment on the consolidated balance sheet as of December 31, 2016. The Company recorded an impairment charge of $0.6 million in SaleMove in 2017. On June 5, 2018, the Company sold its shares of Series A Preferred stock back to SaleMove for $125,000. The gain of $125,000 is recorded in Interest and other income (expense) on the Consolidated Condensed Statement of Operations and Comprehensive Income (Loss) for year ended December 31, 2018.

 In October 2013, the Company entered into a Reseller Agreement with SaleMove to become a reseller of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone. The Company and SaleMove equally share in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company advanced $1.0 million to SaleMove to fund SaleMove’s 50% share of various product development, marketing and sales costs and expenses. These previously advanced funds are repaid to the Company from SaleMove’s share of net revenues and expenses from the Reseller Agreement each reporting period. During the three months ended September 30, 2018, the Company performed a qualitative review of the agreement with SaleMove and, based on several factors related to the trend in operating results from this reseller arrangement and costs being incurred by the Company, the parties agreed to allow the arrangement to expire November 30, 2018, one month earlier than the original expiration date of December 31, 2018. Upon expiration of the Reseller Agreement, the remaining outstanding advances are no longer recoverable from SaleMove, and, accordingly, the Company has impaired the remaining balance of $364,000 of advances due from SaleMove. The impairment charge is included in “Long-lived asset impairment” in the Consolidated Condensed Statement of Operations and Comprehensive (Loss) Income for the year ended December 31, 2018.

GoMoto

              In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto in which the Company paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The $100,000 investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.  In October 2015 and May 2016, the Company invested an additional $375,000 and $375,000 in each period in the form of convertible promissory notes (“GoMoto Notes”). The GoMoto Notes accrue interest at an annual rate of 4.0% and are due and payable in full upon demand by the Company or at GoMoto’s option ten days’ written notice unless converted prior to the repayment of the GoMoto Notes. The GoMoto Notes will be converted into preferred stock of GoMoto in the event of a preferred stock financing by GoMoto of at least $1.0 million prior to repayment of the GoMoto Notes. At December 31, 2018 and 2017, both the GoMoto Notes and related interest receivable are fully reserved on the Consolidated Condensed Balance Sheets because the Company believed the amounts were not recoverable. Further, the three months ended September 30, 2018, represented the third consecutive quarter of declining operating results for GoMoto and, as such, the Company performed a qualitative review of its investment in GoMoto. Based on continuing deterioration in GoMoto’s financial position, the Company believed that uncertainty existed in the recoverability of its remaining investment of $100,000 in GoMoto and, accordingly, recognized a loss on the investment which has been recorded in “Interest and other income (expense)” on the Consolidated Condensed Statement of Operations and Comprehensive (Loss) Income for the year ended December 31, 2018.

On January 29, 2019, the GoMoto Notes were converted into 1,781,047 shares of GoMoto’s Series A-2 Preferred Stock, $0.001 par value per share. The outstanding principal plus accrued interest under the GoMoto Notes was converted in accordance with the terms of the notes upon the closing of a new preferred stock financing and based on a discount to the price paid by the new investor for the investor’s preferred shares.

6.
Selected Balance Sheet Accounts

Property and Equipment

Property and equipment consist of the following:
	As of December 31,
	2018	2017
	(in thousands)
Computer software and hardware	$11,393	$11,065
Capitalized internal use software	6,228	5,774
Furniture and equipment	1,743	1,703
Leasehold improvements	1,613	1,539
	20,977	20,081
Less—Accumulated depreciation and amortization	(17,796)	(15,770)
Property and Equipment, net	$3,181	$4,311

As of December 31, 2018 and 2017, capitalized internal use software, net of amortization, was $1.2 million and $2.0 million, respectively.  Depreciation and amortization expense related to property and equipment was $2.0 million for the year ended December 31, 2018.  Of this amount, $1.2 million was recorded in cost of revenues and $0.8 million was recorded in operating expenses for the year ended December 31, 2018. Depreciation and amortization expense related to property and equipment was $1.9 million for the year ended December 31, 2017.  Of this amount, $1.1 million was recorded in cost of revenues and $0.8 million was recorded in operating expenses for the year ended December 31, 2017. Depreciation and amortization expense related to property and equipment was $1.6 million for the year ended December 31, 2016. Of this amount, $0.7 million was recorded in cost of revenues and $0.8 million was recorded in operating expenses for the year ended December 31, 2016.

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

The transaction consideration consisted of: (i) $8.0 million in cash paid to DealerX upon execution of the DealerX License Agreement and (ii) the right to 710,856 shares of the Company’s common stock, par value $0.001 per share, representing approximately five percent of the Company’s outstanding Common Stock as of the date the parties entered into the DealerX License Agreement (“Market Capitalization Shares”) if on or before October 5, 2022: (i) AutoWeb’s market capitalization averages at least $225.0 million over a consecutive 90 day period or (ii) there is a change in control of AutoWeb that reflects a market capitalization of at least $225.0 million. If the Market Capitalization Shares are issued to DealerX, DealerX’s obligation to continue to support the platform (“Platform Support Obligations”) will continue in perpetuity. Alternatively, upon the occurrence of certain events prior to the issuance of the Market Capitalization Shares, AutoWeb may elect to make an additional lump-sum payment of $12.5 million (“Alternative Cash Payment”) in order to extend DealerX’s Platform Support Obligations in perpetuity. If the Alternative Cash payment were made, DealerX’s contingent right to receive the Market Capitalization Shares would be terminated. The fair value of the Market Capitalization Shares was calculated at $2.5 million. At the transaction date, the Company recorded approximately $10.5 million as a definite-lived intangible asset which was amortized over its expected useful life of seven years.

Impairment of Intangible Asset

The Company makes judgments about the recoverability of purchased intangible assets with definite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with definite lives is measured by comparing the carrying amount of the asset to the future undiscounted cashflows the asset is expected to generate. In the third quarter of 2018, the Company performed an analysis of its planned future use of two intangible assets in the licenses and customer relationships asset groups. As a result of realignment activities finalized in the third quarter, the Company made a determination that the Company’s use of certain assets would not be continued as originally planned. Accordingly, the Company performed further analysis to quantitatively determine the amount of impairment for each of these intangible assets as of September 30, 2018.

An assessment was performed on the DealerX License intangible asset, whereby lead generation and acquisition cost, amongst other things, was compared to alternate sources of lead generation available to the Company. As a result of the Company’s analysis, the Company concluded that the effectiveness of the platform was not in-line with the enhanced consumer-to-client matchmaking that the Company is seeking and made the decision in the third quarter to terminate DealerX’s Platform Support Obligations, significantly impacting the usability of the asset by the Company. Accordingly, the Company recorded impairment charges of $9.0 million in connection with the impairment of this long-lived asset with the expense recorded in Cost of revenues-impairment on the Company’s Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2018.

A quantitative analysis was performed by the Company on its customer relationship intangible assets, whereby it examined available data, namely historical activity and cashflows resulting from the customer relationships of previous acquisitions, in concert with projected future use of acquired customer relationships within the parameters of the Company’s future strategic plans. As a result of this analysis, the Company determined there to be impairment of $1.6 million related to customer relationship intangible assets acquired in a 2015 acquisition for which projected cashflows did not support the carrying values. Additionally, the Company determined that the estimated useful life of these customer relationship intangible assets had changed from 10 years to 5 years. This change in estimate has no impact on the current period, but will impact amortization expense in future periods as amortization will be accelerated over the remaining estimated useful life of this asset due to the change in estimate.

The Company’s intangible assets will be amortized over the following estimated useful lives (in thousands):

		December 31, 2018			December 31, 2017
Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks/trade names/licenses/ domains	3 – 7 years	$16,589	$(14,914)	$1,675	$16,589	$(4,037)	$12,552
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	2 - 5 years	19,563	(15,544)	4,019	19,563	(10,555)	9,008
Employment/non-compete agreements	1-5 years	1,510	(1,510)	—	1,510	(1,493)	17
Developed technology	5-7 years	8,955	(4,873)	4,082	8,955	(3,619)	5,336
		$47,917	$(38,141)	$9,776	$47,917	$(21,004)	$26,913

		December 31, 2018			December 31, 2017
Indefinite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain	Indefinite	$2,200	$—	$2,200	$2,200	$—	$2,200

Amortization expense is included in “Cost of revenues” and “Depreciation and amortization” in the Statements of Operations and Comprehensive Income (Loss).  Amortization expense was $8.1 million, $5.7 million and $5.7 million in 2018, 2017 and 2016, respectively. Amortization expense for 2018 includes $1.6 million related to the above-mentioned customer relationship impairment. The $9.0 million impairment related to DealerX was recorded to Cost of revenues - impairment. Amortization expense for intangible assets for the next five years is as follows:

Year	Amortization Expense
(in thousands)

2019	$4,872
2020	2,371
2021	1,499
2022	902
2023	86
Thereafter	46
$9,776

Goodwill.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.   The Company impaired goodwill by $5.1 million and $37.7 million, respectively, during the years ended December 31, 2018 and 2017.

Accrued Expenses and Other Current Liabilities

As of December 31, 2018 and 2017, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2018	2017
	(in thousands)
Accrued employee related benefits	$3,125	$2,411
Other accrued expenses and other current liabilities:
Accrued traffic acquisition costs	6,971	5,952
Other accrued expenses	1,040	355
Amounts due to customers	423	438
Other current liabilities	434	507
Total other accrued expenses and other current liabilities	8,868	7,252

Total accrued expenses and other current liabilities	$11,993	$9,663

Convertible Notes Payable.

In connection with the acquisition of AutoUSA, LLC (“AutoUSA”) on January 13, 2014, the Company issued a convertible subordinated promissory note for $1.0 million (“AutoUSA Note”) to AutoNationDirect.com, Inc.  The fair value of the AutoUSA Note as of the AutoUSA Acquisition Date was $1.3 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used by the Company’s outside valuation consultants in valuing the AutoUSA Note included a market yield of 1.6% and stock price volatility of 65.0%.  As the AutoUSA Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the AutoUSA Note plus accrued interest was paid in full on January 31, 2019.

7.
Credit Facility

The Company and MUFG Union Bank, N.A. (“Union Bank”), entered into a Loan Agreement dated February 26, 2013, as amended on September 10, 2013, January 13, 2014, May 20, 2015, June 1, 2016, June 28, 2017 and December 27, 2017 (the original Loan Agreement, as amended to date, is referred to collectively as the “Credit Facility Agreement.” The Credit Facility Agreement provided for (i) a $9.0 million term loan (“Term Loan 1”); (ii) a $15.0 million term loan (“Term Loan 2”); and (iii) an $8.0 million working capital revolving line of credit (“Revolving Loan”). The term loans were fully paid as of December 31, 2017. The Revolving Loan was fully paid as of March 31, 2018, at which time the Credit Facility Agreement was terminated.

Borrowings under the Revolving Loan bear interest at either (i) the London Interbank Offering Rate (“LIBOR”) plus 2.50% or (ii) the bank’s Reference Rate (prime rate) minus 0.50%, at the option of the Company. Interest under the Revolving Loan adjusts (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate is selected. The Company paid a commitment fee of 0.10% per year on the unused portion of the Revolving Loan, payable quarterly in arrears.

Term Loan 1 was amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under Term Loan 1 bore interest at either (i) the bank’s Reference Rate (prime rate) minus 0.50% or (ii) LIBOR plus 2.50%, at the option of the Company. Interest under Term Loan 1 adjusted (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate was selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate was selected.

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

8.
Commitments and Contingencies

Operating Leases

The Company leases its facilities and certain office equipment under operating leases which expire on various dates through 2024.  The Company’s future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows (in thousands):

Years Ending December 31,
2019	$1,497
2020	1,068
2021	513
2022	459
2023	472
Thereafter	199
$4,208

Rent expense included in operating expenses was $1.7 million, $2.0 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. In June 2017, the Company subleased one of its buildings to a third party for the remainder of the lease term which expires in February 2019. Rent expense for the years ended December 31, 2018, 2017 and 2016 is net of sublease income of $0.2 million, $0.1 million and none, respectively.

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

9.
Retirement Savings Plan

The Company has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”) (the “401(k) Plan”). The 401(k) Plan covers all employees of the Company who are over 21 years of age and is effective on the first day of the month following date of hire. Under the 401(k) Plan, participating employees are allowed to defer up to 100% of their pretax salaries not to exceed the maximum IRC deferral amount. The Company contributions to the 401(k) Plan are discretionary. The Company contribution in the years ended December 31, 2018, 2017 and 2016 was $0.3 million, $0.3 million and $0.4 million, respectively.

10.
Stockholders’ Equity

Stock-Based Incentive Plans

The Company has established several plans that provide for stock-based awards (“Awards”) primarily in the form of stock options and restricted stock awards (“RSAs”). Certain of these plans provide for awards to Company employees, directors and independent consultants. The Awards were granted under the 1999 Employee and Acquisition Related Stock Option Plan, the 2000 Stock Option Plan, the Amended and Restated 2001 Restricted Stock and Option Plan, the 2004 Restricted Stock and Option Plan, the 2006 Inducement Stock Option Plan, 2010 Equity Incentive Plan, the Amended and Restated 2014 Equity Incentive Plan and the 2018 Equity Incentive Plan.  As of June 21, 2018, awards may only be granted under the 2018 Equity Incentive Plan.  An aggregate of 2.7 million shares of Company common stock are reserved for future issuance under the 2018 Equity Incentive Plan at December 31, 2018.

Share-based compensation expense is included in costs and expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Share-based compensation expense:
Cost of revenues	$23	$78	$67
Sales and marketing	982	1,703	1,777
Technology support	1,247	586	601
General and administrative	2,615	1,739	1,982
Share-based compensation expense	4,867	4,106	4,427

Amount capitalized to internal use software	1	3	15

Total share-based compensation expense	$4,866	$4,103	$4,412

During the year ended December 31, 2018, certain awards were modified or accelerated in connection with the termination of employment of certain former officers of the Company. In accordance with guidance provided under ASC 718 and related ASU No. 2017-09 and ASU No. 2018-07, the Company recognized award modification and acceleration expenses related to these events in the period incurred. Modification expense was determined by using the Black-Scholes option pricing model to estimate the fair value of the modified awards as of the new measurement date and respective fair value assumptions. As reflected in the table above, the Company recognized award modification and acceleration expense of $2.1 million in the year ended December 31, 2018. There were no modification or acceleration expenses recognized in 2017.

As of December 31, 2018, 2017 and 2016, there was approximately $2.6 million, $3.9 million and $4.9 million, respectively, of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of approximately 2.1 years.

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

The Company grants its options at exercise prices that are not less than the fair market value of the Company’s common stock on the date of grant. Stock options generally have a seven or ten-year maximum contractual term and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months, thereafter. The vesting of certain stock options is contingent upon the employees continued employment with the Company during the vesting period and vesting may be accelerated under certain conditions, including upon a change in control of the Company, termination without cause of an employee and voluntary termination by an employee with good reason.

Awards granted under the Company’s stock option plans were estimated to have a weighted average grant date fair value per share of $1.75, $6.23 and $7.04 for the years ended December 31, 2018, 2017 and 2016, respectively, based on the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2018	2017	2016
Expected volatility	68%	62%	58%
Expected risk-free interest rate	2.6%	1.8%	1.2%
Expected life (years)	4.5	4.4	4.4

A summary of the Company’s outstanding stock options as of December 31, 2018, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2017	2,745,284	$11.50	3.9	$4,089
Granted	2,056,700	3.16
Exercised	(28,467)	3.39		70
Forfeited or expired	(1,427,451)	9.96
Outstanding at December 31, 2018	3,346,066	$7.10	4.3	$450
Vested and expected to vest at December 31, 2018	3,169,280	$7.31	4.2	$420
Exercisable at December 31, 2018	1,762,987	$10.15	2.6	$255

Service-Based Options.  During the years ended December 31, 2018, 2017 and 2016, the Company granted 2,056,700, 466,600 and 833,900 service-based stock options, which had weighted average grant date fair values of $1.75, $6.23 and $7.71, respectively.

 Stock option exercises. During 2018, 28,467 options were exercised, with an aggregate weighted average exercise price of $3.39. During 2017, 248,344 options were exercised, with an aggregate weighted average exercise price of $5.46. During 2016, 386,001 options were exercised, with an aggregate weighted average exercise price of $7.91.  The total intrinsic value of options exercised during 2018, 2017 and 2016 was $0.1 million, $1.6 million and $3.2 million, respectively.

In April 2018, the Company entered into an Inducement Stock Option Award Agreement with the Company’s chief executive officer, Jared Rowe (“Rowe Option Award Agreement”). Pursuant to the Rowe Option Award Agreement, Mr. Rowe was granted stock options to purchase 1,000,000 shares of common stock (“Rowe Employment Options”), which will vest monthly in 36 monthly installments on the first day of each calendar month following the date of grant. These options have an exercise price of $3.26 per share and a term of seven years from the date of grant. Upon a change in control of the Company or in the event of a termination of Mr. Rowe’s employment by the Company without cause or by Mr. Rowe with good reason, all unvested options will vest. In the event of a termination of Mr. Rowe’s employment with the Company by reason of Mr. Rowe’s death or disability, the lesser of: (i) one-third of the total number of these options and (ii) the total number of unvested options will vest upon the date of termination.

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

Restricted Stock Awards. The Company granted an aggregate of 125,000 RSAs on April 23, 2015 in connection with the promotion of one of its executive officers. Of these 125,000 RSAs, 25,000 were service-based and 100,000 were performance-based. The forfeiture restrictions of the service-based RSAs lapse with respect to one-third of the restricted stock on each of the first, second, and third anniversaries of the date of the award. Forfeiture restrictions lapsed on 8,333 shares and 8,333 shares of restricted stock on April 23, 2016 and April 23, 2017, respectively. During the year ended December 31, 2018, 8,333 of the foregoing service-based RSAs and 100,000 of the performance-based RSAs were forfeited upon the resignation of this executive officer.

The Company granted an aggregate of 345,000 RSAs on September 27, 2017 to senior officers of the Company. These RSAs are service-based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second, and third anniversaries of the date of the award. During the year ended December 31, 2018, 80,000 shares of RSAs were forfeited upon the resignation of two executive officers, the forfeiture restrictions on 175,000 shares of RSA lapsed upon the termination of employment of the Former CEO and three officers of the Company, and the forfeiture restrictions of 40,000 shares of RSAs were modified upon the entry into a consulting agreement with a former executive officer. Accordingly, the Company recognized expense of $0.8 million related to the acceleration of vesting and modification of these RSAs during the year ended December 31, 2018. As of December 31, 2018, 60,000 shares of RSAs remain unvested.

Tax Benefit Preservation Plan

The Company’s Tax Benefit Preservation Plan dated as of May 26, 2010 between AutoWeb and Computershare Trust Company, N.A., as rights agent, as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014 (collectively, the “Tax Benefit Preservation Plan”) was adopted by the Company’s Board of Directors to protect stockholder value by preserving the Company’s net operating loss carryovers and other tax attributes that the Tax Benefit Preservation Plan is intended to preserve (“Tax Benefits”).  Under the Tax Benefit Preservation Plan, rights to purchase capital stock of the Company (“Rights”) have been distributed as a dividend at the rate of five Rights for each share of common stock.  Each Right entitles its holder, upon triggering of the Rights, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $73.00 (as such price may be adjusted under the Tax Benefit Preservation Plan) or, in certain circumstances, to instead acquire shares of common stock. The Rights will convert into a right to acquire common stock or other capital stock of the Company in certain circumstances and subject to certain exceptions.  The Rights will be triggered upon the acquisition of 4.9% or more of the Company’s outstanding common stock or future acquisitions by any existing holder of 4.9% or more of the Company’s outstanding common stock. If a person or group acquires 4.9% or more of the Company’s common stock, all rights holders, except the acquirer, will be entitled to acquire, at the then exercise price of a Right, that number of shares of the Company common stock which, at the time, has a market value of two times the exercise price of the Right. The Rights will expire upon the earliest of: (i) the close of business on May 26, 2020 unless that date is advanced or extended, (ii) the time at which the Rights are redeemed or exchanged under the Tax Benefit Preservation Plan, (iii)  the repeal of Section 382 or any successor statute if the Board determines that the Tax Benefit Preservation Plan is no longer necessary for the preservation of the Company’s Tax Benefits, (iv) the beginning of a taxable year of the Company to which the Board determines that no Tax Benefits may be carried forward, or (v) such time as the Board determines that a limitation on the use of the Tax Benefits under Section 382 would no longer be material to the Company. The Tax Benefit Preservation Plan was reapproved by the Company’s stockholders at the Company’s 2017 Annual Meeting of Stockholders.

Warrant

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

Stock Repurchase

On June 7, 2012, September 17, 2014 and September 6, 2017, the Company announced that its board of directors had authorized the Company to repurchase up to $2.0 million, $1.0 million and $3.0 million of the Company’s common stock, respectively. Under these repurchase programs, the Company may repurchase common stock from time to time on the open market or in private transactions. These authorizations do not require the Company to purchase a specific number of shares, and the board of directors may suspend, modify or terminate the programs at any time. The Company will fund future repurchases through the use of available cash.  During 2017, the Company repurchased 226,698 shares for an aggregate price of $1.9 million. The average price paid for all shares repurchased during 2017 was $8.37. The shares repurchased during 2017 were cancelled and returned to authorized and unissued shares. No shares were repurchased in 2018.

Shares Reserved for Future Issuance

The Company had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments as of December 31, 2018:

Number of Shares
Stock options outstanding	3,346,066
Authorized for future grants under stock-based incentive plans	2,666,500
Reserved for exercise of warrants	1,552,330
Total	7,564,896

11.
Income Taxes

The components of income (loss) before income tax provision are as follows for the years ended December 31:

	2018	2017	2016
	(in thousands)

United States	$(39,334)	$(40,090)	$6,448
International	512	565	238
Total income (loss) before income tax provision	$(38,822)	$(39,525)	$6,686

Income tax expense (benefit) from continuing operations consists of the following for the years ended December 31:

	2018	2017	2016
	(in thousands)
Current:
Federal	$32	$—	$244
State	(6)	36	508
Foreign	—	139	69
	26	175	821
Deferred:
Federal	(6,213)	(2,916)	1,726
State	(1,188)	(175)	1,040
Foreign	—	—	—
	(7,401)	(3,091)	2,766

Change in federal tax rate	—	11,693	—

Valuation allowance	7,369	16,662	(772)

Total income tax expense (benefit)	$(6)	$25,439	$2,815

The reconciliations of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Tax provision at U.S. federal statutory rates	21.0%	34.0%	34.0%
State income taxes net of federal benefit	3.2	2.7	3.1
Deferred tax asset adjustments – NOL related	(0.2)	(12.1)	16.1
Non-deductible permanent items	(0.2)	(0.1)	—
Stock options	(3.4)	(0.1)	—
Goodwill impairment	(1.5)	(17.5)	—
Other	(0.2)	0.3	0.4
Transition tax adjustment	—	0.2	—
Change in rate	—	(29.6)	—
Change in valuation allowance	(18.7)	(42.2)	(11.5)
Effective income tax rate	0.0%	(64.4)%	42.1%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2018 and 2017 are as follows:

	2018	2017
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	143	$225
Accrued liabilities	781	574
Net operating loss carry-forwards	20,686	17,286
Intangible assets	4,473	161
Share-based compensation expense	2,250	2,727
Other	363	1,062
Total gross deferred tax assets	28,696	22,035
Valuation allowance	(28,687)	(21,318)
Total deferred tax assets	9	717

Deferred tax liabilities:
Fixed assets	(9)	(25)
Total gross deferred tax liabilities	(9)	(25)
Net deferred tax assets	$—	$692

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the TCJA. The TCJA established new tax laws that will take effect in 2018, including, but not limited to (i) reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (ii) elimination of the corporate AMT; (iii) a new limitation on deductible interest expense; (iv) the Transition Tax; (v) limitations on the deductibility of certain executive compensation; (vi) changes to the bonus depreciation rules for fixed asset additions: and (vii) limitations on NOLs generated after December 31, 2017, to 80% of taxable income.

ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA’s provisions, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740.

In 2017, we recorded provisional amounts for certain enactment date effects of the TCJA, for which the accounting had not been finalized, by applying the guidance in SAB 118. At December 31, 2017, the Company recorded a decrease in deferred tax assets and deferred tax liabilities of $11.7 million and $0.0 million, respectively, with a corresponding net adjustment to deferred income tax expense of $11.7 million for the year ended December 31, 2017. In addition, the Company recognized a deemed repatriation of $0.6 million of deferred foreign income from its Guatemala subsidiary, which did not result in any incremental tax cost after application of foreign tax credits. Accordingly, we completed our accounting for the effects of the TCJA in 2018 and did not recognize any material adjustments to the 2017 provisional income tax expense.

The TCJA created a provision known as GILTI that imposes a U.S. tax on certain earnings of foreign subsidiaries that are subject to foreign tax below a certain threshold. We have made an accounting policy election to reflect GILTI taxes, if any, as a current income tax expense in the period incurred.

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

During 2017, management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred over the three-year period ended December 31, 2017. The Company was projecting pre-tax income for 2017 until the three months ended December 31, 2017, in which the Company incurred a significant pre-tax loss due to goodwill impairment. The Company experienced increased costs in servicing its customers, as well as a decrease in market share resulting from increased competition. Additionally, the Company also projected that 2018 pre-tax profits, if any, may not offset the cumulative three-year pre-tax loss as of December 31, 2017. Based on this evaluation, the Company recorded an additional valuation allowance of $16.7 million against its deferred tax assets during the year ended December 31, 2017. At December 31, 2017, the Company has recorded a valuation allowance of $21.3 million against its deferred tax assets.

During 2018, the Company continued to experience losses and is not projecting taxable income in the near future. Based on this evaluation, the Company recorded an additional valuation allowance of $7.4 million against its deferred tax assets during the year. At December 31, 2018, the Company has recorded a valuation allowance of $28.7 million against its deferred tax assets. Based on the weight of available evidence, the Company believes that it is more likely than not that these deferred tax assets will not be realized.

At December 31, 2018, the Company had federal and state NOLs of approximately $87.6 million and $35.9 million, respectively.  $13.6 million of the federal NOLs have an indefinite life and do not expire. The remaining $74.0 million of the federal and the all of the state NOLs expire through 2038 as follows (in millions):

The federal NOLs expire through 2035 as follows (in millions):

2025	$4.2
2026	25.4
2027	15.5
2028	5.2
2029	7.7
2030	10.6
2032	1.3
2033	0.1
2034	2.5
2035	1.5
Do not expire	13.6
$87.6

The state NOLs expire through 2038 as follows (in millions):

2028	$2.7
2029	5.8
2030	11.0
2034	1.4
2035	0.8
2038	2.4
California NOLs	24.1
Other State NOLs	11.8
Total State NOLs	$35.9

Utilization of the NOLs and tax credit carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the IRC, as well as similar state provisions. These ownership changes may limit the amount of NOLs and research and development credit carry-forwards that can be utilized annually to offset future taxable income and tax, respectively.  A Section 382 ownership change occurred in 2006 and any changes have been reflected in the NOLs presented above as of December 31, 2018.  As a result of an acquisition in 2001, approximately $9.9 million of the NOLs are subject to an annual limitation of approximately $0.5 million per year.

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

At December 31, 2018, the Company has federal and state research and development tax credit carry-forwards of $0.3 million and $0.2 million, respectively.  The federal credits begin to expire in 2021.  The state credits do not expire.

As of December 31, 2018 and 2017, the Company had unrecognized tax benefits of approximately $0.5 million and $0.5 million, respectively, all of which, if subsequently recognized, would have affected the Company’s tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017
	(in thousands)
Balance at January 1,	$464	$464
Reductions based on tax positions related to prior years and settlements	—	—
Balance at December 31,	$464	$464

The Company is subject to taxation in the United States and various foreign and state jurisdictions. In general, the Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2014 (except for the use of tax losses generated prior to 2014 that may be used to offset taxable income in subsequent years). The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company has not accrued any interest associated with its unrecognized tax benefits in the years ended December 31, 2018 and 2017.

12.
Selected Quarterly Financial Data (Unaudited)

The following table presents quarterly unaudited consolidated financial information for the eight quarters preceding December 31, 2018. Such information is presented on the same basis as the annual information presented in the accompanying consolidated financial statements. In management’s opinion, this information reflects all normal recurring adjustments that are necessary for a fair statement of the results for these periods.

	Quarter Ended
	Dec 31, 2018	Sep 30, 2018 (1)	Jun 30, 2018	Mar 31, 2018 (2)	Dec 31, 2017 (3)	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
	(in thousands, except per-share amounts)
Total net revenues	$32,253	$31,695	$29,292	$32,349	$33,321	$36,872	$34,591	$37,341
Gross profit (loss)	$5,640	$(3,597)	$5,527	$7,690	$8,139	$11,086	$10,636	$12,911
Net income (loss)	$(5,285)	$(18,036)	$(5,217)	$(10,279)	$(65,840)	$69	$322	$484
Basic earnings (loss) per share	$(0.41)	$(1.41)	$(0.41)	$(0.81)	$(5.22)	$0.01	$0.03	$0.04
Diluted earnings (loss) per share	$(0.41)	$(1.41)	$(0.41)	$(0.81)	$(5.22)	$0.01	$0.02	$0.04

(1)
Net loss in the quarter ended September 30, 2018 included license intangible asset impairment of $9.0 million and customer relationship intangible asset impairment of $1.6 million.
(2)
Net loss in the quarter ended March 31, 2018 included goodwill impairment of $5.1 million.
(3)
Net loss in the quarter ended December 31, 2017 included goodwill impairment of $37.7 million, tax provision related to valuation allowance of $16.7 million, tax provision of $11.7 million due to TCJA and a $0.6 million write-off related to SaleMove.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Allowance for bad debts:
Beginning balance	$679	$643	$605
Additions	241	347	344
Write-offs	(475)	(311)	(306)
Ending balance	$445	$679	$643
Allowance for customer credits:
Beginning balance	$213	$371	$439
Additions	198	247	592
Write-offs	(290)	(405)	(660)
Ending balance	$121	$213	$371
Tax valuation allowance:
Beginning balance	$21,318	$4,656	$5,427
Charged (credited) to tax expense	7,369	21,247	(771)
Charged (credited) to retained earnings	—	(4,585)	—
Ending balance	$28,687	$21,318	$4,656