Form 10-K/A
period 2018-12-31
AutoWeb, Inc.
filed 2019-03-11
CIK 1023364

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

EXPLANATORY NOTE

This Form 10-K/A Amendment No. 1 (“Amendment”) is being filed by AutoWeb, Inc., a Delaware corporation (“Company”), to amend its Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on March 7, 2019 (“Original Filing”). The purpose of this Amendment is to amend and restate in its entirety the Exhibit Index of Part IV, solely to add and correct certain hyperlinks to the Exhibit Index.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits to this Amendment; however, paragraphs 3, 4, and 5 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been omitted because this Amendment does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act.

Except as expressly described above and as set forth herein, this Amendment does not modify the Original Filing in any way, including, without limitation, to reflect events occurring after the date of, or update any of the disclosures included in, the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s other filings with the SEC subsequent to the Original Filing.

 PART IV
Item 15.    Exhibits and Financial Statement Schedules

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

10.8■
AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2014 (SEC File No. 001-34761); Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan (supersedes and replaces the AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan filed under Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2014 (SEC File No. 001-34761), incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761); Form of Non-Employee Director Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 on the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761);Form of Executive Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.13 on the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761);Form of Non-Executive Employee Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.14 on the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761);Form of Subsidiary Employee Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.15 on the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761);Form of Restricted Stock Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.16 on the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761).

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

10.25■*	Inducement Stock Option Award Agreement dated as of January 16, 2019 between Daniel Ingle and Company.

10.26■*	Severance Benefits Agreement dated January 16, 2019 between Daniel Ingle and the Company.

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

10.43
Lease Agreement dated April 3, 1997 between The Provider Fund Partners, The Colton Company (n/k/a: GFE MacArthur Investments, LLC, as successor-in-interest to The Provider Fund Partners, The Colton Company) and the Company (“Irvine Lease”), as amended by Amendment No. 12 dated February 6, 2009 to Irvine Lease, Amendment No. 13 dated February 6, 2009 to Irvine Lease, and Amendment No. 14 to Irvine Lease dated November 9, 2010, incorporated by reference to Exhibit 10.79 to the Annual Report on Form 10-K for the Year Ended December 31, 2011 filed with the SEC on March 1, 2012 (SEC File No. 001-34761); as amended by Amendment No. 15 dated October 31, 2012 to Irvine Lease, incorporated by reference to Exhibit 10.69 to the Annual Report on Form 10-K for the Year Ended December 31, 2012 filed with the SEC on February 28, 2013 (SEC File No. 001-34761);as amended by Amendment No. 16 to Irvine Lease dated August 7, 2015, incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016 (SEC File No. 001-34761); and as amended by Amendment No. 17 dated April 14, 2017 to the Irvine Lease dated April 3, 1997 between GFE MacArthur Investments, LLC, successor-in-interest to TFP Partners, and the Company, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017 (SEC File No. 001-34761).

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

21.1*	Subsidiaries of AutoWeb, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, Moss Adams LLP.

24.1*	Power of Attorney (included in the signature page hereto).

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated March 7, 2019.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated March 7, 2019.

31.3**	Chief Executive Officer Section 302 Certification of Periodic Report dated March 11, 2019.

31.4**	Chief Financial Officer Section 302 Certification of Periodic Report dated March 11, 2019.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated March 7, 2019.

32.2**	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated March 11, 2019.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

*
Incorporated herein by reference to its applicable Exhibit number in the Original Filing with the SEC on March 7, 2019 (SEC File No. 001-34761)
**
Filed herewith
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2019.

AutoWeb, Inc.
Date: March 11, 2019	By: /s/ Jared R. Rowe Jared R. Rowe Chief Executive Officer