Form 10-Q
period 2019-03-31
AutoWeb, Inc.
filed 2019-05-09
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AUTO	The Nasdaq Capital Market

As of May 6, 2019, there were 13,145,331 shares of the Registrant’s Common Stock issued and outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$10,733	$13,600
Accounts receivable, net of allowances for bad debts and customer credits of $571 and $566 at March 31, 2019 and December 31, 2018, respectively	23,085	26,898
Prepaid expenses and other current assets	1,181	1,245
Total current assets	34,999	41,743
Property and equipment, net	2,809	3,181
Right-of-use assets	3,780	—
Intangible assets, net	10,618	11,976
Other assets	510	516
Total assets	$52,716	$57,416
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,549	$17,572
Accrued employee-related benefits	1,934	3,125
Other accrued expenses and other current liabilities	1,296	2,204
Current portion of lease liabilities	1,626	—
Current convertible note payable	—	1,000
Total current liabilities	21,405	23,901
Lease liabilities, net of current portion	2,298	—
Total liabilities	23,703	23,901
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 11,445,187 shares authorized
Series A Preferred stock, none issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized and 13,116,462 and 12,960,450 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	13	13
Additional paid-in capital	362,076	361,218
Accumulated deficit	(333,076)	(327,716)
Total stockholders’ equity	29,013	33,515
Total liabilities and stockholders’ equity	$52,716	$57,416

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Amounts in thousands, except per-share data)

	Three Months Ended March 31,
	2019	2018

Revenues:
Lead fees	$25,698	$24,080
Advertising	5,878	8,087
Other revenues	28	182
Total revenues	31,604	32,349
Cost of revenues	25,847	24,659
Gross profit	5,757	7,690
Operating expenses:
Sales and marketing	2,878	3,712
Technology support	2,780	3,385
General and administrative	4,290	4,575
Depreciation and amortization	1,239	1,160
Goodwill impairment	—	5,133
Total operating expenses	11,187	17,965

Operating loss	(5,430)	(10,275)
Interest and other income (expense), net	70	—
Loss before income tax provision	(5,360)	(10,275)
Income tax provision	—	4
Net loss and comprehensive loss	$(5,360)	$(10,279)

Basic loss per common share	$(0.41)	$(0.81)

Diluted loss per common share	$(0.41)	$(0.81)

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

Three Months Ended March 31, 2019
					Additional
	Common Stock		Preferred Stock		Paid-In-	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	$12,960,450	13	—	$—	$361,218	$(327,716)	$33,515
Share-based compensation	—	—	—	—	551	—	551
Issuance of common stock upon exercise of stock options	156,012	—	—	—	307	—	307
Net loss	—	—	—	—	—	(5,360)	(5,360)
Balance at March 31, 2019	13,116,462	13	—	$—	$362,076	$(333,076)	$29,013

Three Months Ended March 31, 2018
					Additional
	Common Stock		Preferred Stock		Paid-In-	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	13,059,341	$13	—	$—	$356,054	$(288,900)	$67,167
Share-based compensation	—	—	—	—	1,627	—	1,627
Issuance of common stock upon exercise of stock options	15,217	—	—	—	73	—	73
Cancellation of restricted stock	(178,333)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(10,279)	(10,279)
Balance at March 31, 2018	12,896,225	13	—	$—	$357,754	$(299,179)	$58,588

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss and comprehensive loss	$(5,360)	$(10,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,787	2,179
Provision for bad debts	41	69
Provision for customer credits	74	65
Share-based compensation	551	1,626
Right-of-use assets	445	—
Lease liabilities	(446)	—
Change in deferred tax asset	—	692
Goodwill impairment	—	5,133
Changes in assets and liabilities:
Accounts receivable	3,698	753
Prepaid expenses and other current assets	64	137
Other assets	6	(668)
Accounts payable	(1,023)	(1,355)
Accrued expenses and other current liabilities	(1,954)	(9)
Net cash used in operating activities	(2,117)	(1,657)
Cash flows from investing activities:
Purchases of property and equipment	(57)	(250)
Net cash used in investing activities	(57)	(250)
Cash flows from financing activities:
Proceeds from exercise of stock options	307	73
Payment on convertible note	(1,000)	—
Payments on revolving credit facility	—	(8,000)
Net cash used in financing activities	(693)	(7,927)
Net decrease in cash and cash equivalents	(2,867)	(9,834)
Cash and cash equivalents, beginning of period	13,600	24,993
Cash and cash equivalents, end of period	$10,733	$15,159

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$—
Cash paid for interest	$20	$73

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and Operations

AutoWeb, Inc. (“AutoWeb” or the “Company”) is a digital marketing company for the automotive industry that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers by utilizing the Company’s digital sales enhancing products and services.

The Company’s consumer-facing automotive websites (“Company Websites”) provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to connect with Dealers regarding purchasing or leasing vehicles (“Leads”). Leads are internally-generated from our Company Websites or acquired from third parties that generate Leads from their websites.The Company’s click traffic referral program provides consumers who are shopping for vehicles online with targeted offers based on make, model and geographic location. As these consumers conduct online research on Company Websites or on the site of one of our network of automotive publishers, they are presented with relevant offers on a timely basis and, upon the consumer clicking on the displayed advertisement, are sent to the appropriate website location of one of the Company’s Dealer, Manufacturer or advertising customers.

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The Nasdaq Capital Market under the symbol AUTO.

2.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  AutoWeb has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The unaudited condensed consolidated statement of operations and comprehensive loss and cash flows for the period ended March 31, 2019 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2018 Form 10-K.

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.

3.
Recent Accounting Pronouncements

Issued but not yet adopted by the Company

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement - Disclosure Framework” (Topic 820). The updated guidance improves the disclosure requirements for fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of adopting the updated provisions.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”). ASU 2018-15 was issued to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company is currently evaluating the impact of adopting the updated provisions which are effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Consolidated Financial Statements.

Recently adopted by the Company

Accounting Standards Codification (“ASC”) 220 “Comprehensive Income.” In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. On January 1, 2019, the Company adopted ASU No. 2018-02 and it did not have a material effect on the consolidated financial statements and related disclosures.

Accounting Standards Codification 842 “Leases” (“ASC 842”) In February 2016, ASU No. 2016-02, “Leases (Topic 842)” was issued. This ASU was issued to increase transparency and comparability among organizations by requiring lessees to (i) recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet to represent the right to use the leased asset for the lease term and the obligation to make lease payments and (ii) disclose key information about leasing arrangements. Some changes to the lessor accounting guidance were made to align both of the following: (i) the lessor accounting guidance with certain changes made to the lessee accounting guidance and (ii) key aspects of the lessor accounting model with revenue recognition guidance.

The Company adopted the ASU effective January 1, 2019 utilizing the modified retrospective approach for adoption for all leases that existed at or commenced after the date of initial application with an option to use certain practical expedients. The package of practical expedients allowed the Company to not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any expired or existing leases. The Company also used (i) hindsight when evaluating contractual lease options, (ii) the practical expedient that allows lessees to treat lease and non-lease components of leases as a single lease component, and (iii) the portfolio approach which allows similar leased assets to be grouped and accounted for together. In addition, the Company implemented additional internal controls to evaluate future transactions in accordance with the standard.

The adoption of ASC 842 had a material impact on the consolidated balance sheet due to the recognition of ROU assets and lease liabilities. The adoption of this ASU did not have a material impact on the consolidated statement of operations or the consolidated statement of cash flows. The Company did not recognize a material cumulative effect adjustment to the opening balance sheet retained earnings on January 1, 2019. Because the modified retrospective approach was elected, the ASU was not applied to periods prior to adoption and did not have an impact on previously reported results. At adoption, the Company recognized operating lease ROU assets and lease liabilities that reflect the present value of the future payments. As the rate implicit in the lease could not be determined for any of the Company’s leases, an estimated incremental borrowing rate of 5.5% was used to determine the present value of lease payments. Based on the impact of ASC 842 on the lease population, the Company recorded $4.4 million in lease liabilities and $4.2 million for ROU assets based upon the lease liabilities adjusted for deferred rent. See Note 8 for additional information on leases.

SEC Release No. 33-10532, Disclosure Update and Simplification. In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018, and the Company adopted the requirements in the first quarter of 2019. See “Unaudited Condensed Consolidated Statements of Stockholders’ Equity.”

4.
Revenue Recognition

Revenue is recognized when the Company transfers control of promised goods or services to the Company’s customers, or when the Company satisfies any performance obligations under contract. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for respective goods or services provided. Further, under ASC 606, “Revenue from Contracts with Customers,” (“ASC 606”) contract assets or contract liabilities that arise from past performance but require further performance before obligation can be fully satisfied must be identified and recorded on the balance sheet until respective settlements have been met.

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

●
Advertising – fees paid by Dealers and Manufacturers for (i) the Company’s click traffic program and (ii) display advertising on the Company’s websites. Revenue is recognized in the period advertisements are displayed on the Company’s websites or the period in which clicks have been delivered, as applicable. The Company recognizes gross revenue from the delivery of action-based advertisements in the period in which a user takes the action for which the marketer contracted for with the Company. For advertising revenue arrangements where the Company is not the principal, the Company recognizes revenue on a net basis.

●
Other revenues – consists primarily of revenues from the Company’s mobile products and revenues from the Company’s Reseller Agreement with SaleMove, Inc. Revenue is recognized in the period in which products or services are sold.

Variable Consideration

Leads are generally sold with a right-of-return for services that do not meet customer requirements as specified by the relevant contract. Rights-of-return are estimable, and provisions for estimated returns are recorded as a reduction in revenue by the Company in the period revenue is recognized, and thereby accounted for as variable consideration. The Company includes the allowance for customer credits in its net accounts receivable balances on the Company’s balance sheet at period end. Allowance for customer credits totaled $132,000 and $121,000 as of March 31, 2019 and December 31, 2018, respectively.

Contract Assets and Contract Liabilities

Unbilled Revenue

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing. From time to time, the Company may have balances on its balance sheet representing revenue that has been recognized by the Company upon satisfaction of performance obligations and earning a right to receive payment. These not-yet invoiced receivable balances are driven by the timing of administrative transaction processing, and are not indicative of partially complete performance obligations, or unbilled revenue. Unbilled revenue represents revenue that is partially earned, whereby control of promised services has not yet transferred to the customer, and for which the Company has not earned the complete right to payment. The Company had zero unbilled revenue included in its consolidated balance sheets as of March 31, 2019 and December 31, 2018.

Deferred Revenue

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying its performance obligations, including amounts which are refundable. Such activity is not a common practice of operation for the Company. The Company had zero deferred revenue included in its consolidated balance sheets as of March 31, 2019 and December 31, 2018. Payment terms and conditions can vary by contract type. Generally, payment terms within the Company’s customer contracts include a requirement of payment within 30 to 60 days from date of invoice. Typically, customers make payments after receipt of invoice for billed services, and less typically, in advance of rendered services.

The Company has not made any significant changes in applying ASC 606 during the three months ended March 31, 2019

Disaggregation of Revenue

We disaggregate revenue from contracts with customers by revenue source and have determined that disaggregating revenue into these categories sufficiently depicts the differences in the nature, amount, timing and uncertainty of revenue streams. The Company has three main sources of revenue: Leads, advertising and other revenues.

The following table summarizes revenue from contracts with customers, disaggregated by revenue source, for the three months ended March 31, 2019 and 2018. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

	Three Months Ended March 31,
	2019	2018

Lead fees	$25,698	$24,080
Advertising
Click traffic	5,059	6,691
Display and other advertising	819	1,396
Total Advertising	5,878	8,087

Other revenues	28	182
Total revenue	$31,604	$32,349

5.
Net Loss Per Share and Stockholders’ Equity

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net loss per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted methods, during the period. Potential common shares consist of unvested restricted stock, common shares issuable upon the exercise of stock options and the exercise of warrants. The following are the share amounts utilized to compute the basic and diluted net loss per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Basic Shares:
Weighted average common shares outstanding	12,984,592	13,010,948
Weighted average unvested restricted stock	(60,001)	(393,890)
Basic Shares	12,924,591	12,617,058

Diluted Shares:
Basic shares	12,924,591	12,617,058
Weighted average dilutive securities	—	—
Diluted Shares	12,924,591	12,617,058

For the three months ended March 31, 2019 and 2018, the Company’s basic and diluted net loss per share are the same since the Company generated a net loss for the period and potentially dilutive securities are excluded from diluted net loss per share because they have an anti-dilutive impact.

For the three months ended March 31, 2019 and 2018, 4.1 million and 3.0 million, respectively, of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share, respectively.

6.
Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended March 31,
	2019	2018

Share-based compensation expense:
Cost of revenues	$—	$15
Sales and marketing	72	225
Technology support	41	153
General and administrative (1)	438	1,234
Share-based compensation costs	551	1,627

Amount capitalized to internal use software	—	1
Total share-based compensation costs	$551	$1,626

(1)
During the three months ended March 31, 2018, the Company recorded $0.8 million of expense related to the acceleration of certain awards which were modified in connection with the termination of the Company’s former Chief Executive Officer. The vesting accelerated in accordance with the terms of the applicable award agreements.

Service-Based Options.  The Company granted the following service-based options for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Number of service-based options granted	1,042,883	1,500
Weighted average grant date fair value	$1.81	$4.30
Weighted average exercise price	$3.41	$8.19

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

The grant date fair value of stock options granted during these periods was estimated using the following weighted average assumptions:

	Three Months Ended March 31,
	2019	2018

Dividend yield	—	—
Volatility	65%	64%
Risk-free interest rate	2.5%	2.4%
Expected life (years)	4.4	4.5

Stock option exercises.  The following stock options were exercised during the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018

Number of stock options exercised	156,012	15,217
Weighted average exercise price	$1.97	$4.80

7.
Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	March 31, 2019	December 31, 2018

Computer software and hardware	$11,448	$11,393
Capitalized internal use software	6,228	6,228
Furniture and equipment	1,743	1,743
Leasehold improvements	1,613	1,613
	21,032	20,977
Less—Accumulated depreciation and amortization	(18,223)	(17,796)
Property and Equipment, net	$2,809	$3,181

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances. Approximately 37%, or $8.6 million, of gross accounts receivable at March 31, 2019, and approximately 28% of total revenues for the quarter ended March 31, 2019, are related to Urban Science Applications (which represents Acura, Honda, Nissan, Infiniti, Subaru, Toyota and Volvo) and General Motors. For 2018, approximately 45%, or $11.6 million, of gross accounts receivables at March 31, 2018, and approximately 38% of total revenues for the quarter ended March 31, 2018, is related to Urban Science Applications, General Motors and Media.net Advertising.

Intangible Assets.  The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.

The Company’s intangible assets will be amortized over the following estimated useful lives:

		March 31, 2019			December 31, 2018
Definite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trademarks/trade names/licenses/ domains	3 – 7 years	$16,589	$(15,053)	$1,536	$16,589	$(14,914)	$1,675
Customer relationships	2 - 5 years	19,563	(16,491)	3,072	19,563	(15,544)	4,019
Developed technology	5 - 7 years	8,955	(5,145)	3,810	8,955	(4,873)	4,082
		$45,107	$(36,689)	$8,418	$45,107	$(35,331)	$9,776

		March 31, 2019			December 31, 2018
Indefinite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Domain	Indefinite	$2,200	$—	$2,200	$2,200	$—	$2,200

Amortization expense is included in “Cost of revenues” and “Depreciation and amortization” in the Unaudited Condensed Consolidated Statements of Operations. Amortization expense was $1.4 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively.

Amortization expense for the remainder of the year and for future years is as follows:

Year	Amortization Expense

2019	$3,514
2020	2,371
2021	1,499
2022	902
2023	86
Thereafter	46
$8,418

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	March 31, 2019	December 31, 2018

Accrued employee-related benefits	$1,934	$3,125
Other accrued expenses and other current liabilities:
Other accrued expenses	555	1,346
Amounts due to customers	375	424
Other current liabilities	366	434
Total other accrued expenses and other current liabilities	1,296	2,204

Total accrued expenses and other current liabilities	$3,230	$5,329

Convertible Notes Payable. In connection with the acquisition of AutoUSA, LLC on January 13, 2014, the Company issued a convertible subordinated promissory note for $1.0 million (“AutoUSA Note”) to AutoNationDirect.com, Inc. with interest is payable at an annual interest rate of 6% in quarterly installments. The entire outstanding balance of the AutoUSA Note plus accrued interest was paid in full on January 31, 2019.

8.
Leases

The Company determines if an arrangement is a lease at inception. The Company leases its facilities and certain office equipment under operating leases which expire on various dates through 2024. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Lease Liabilities.  Lease liabilities as of March 31, 2019 consist of the following:

Current portion of lease liabilities	$1,626
Long term lease liabilities, net of current portion	2,298
Total lease liabilities	$3,924

The Company’s aggregate lease maturities as of March 31, 2019 are as follows:

Year
2019 (remaining 9 months)	$1,348
2020	1,332
2021	513
2022	459
2023	472
Thereafter	199
Total minimum lease payments	4,323
Less imputed interest	(399)
Total lease liabilities	$3,924

Rent expense included in operating expenses and cost of revenue was $0.5 million for the three months ended March 31, 2019 with a weighted average remaining lease term of 2.3 years and a weighted average discount rate of 5.5%. Rent expense included in operating expenses for the three months ended March 31, 2018 was $0.4 million under ASC 840, the predecessor to ASC 842. In June 2017, the Company subleased one of its buildings to a third party for the remainder of the lease term which expired in February 2019. Rent expense for the three months ended March 31, 2019 and 2018 is net of sublease income of $26,000 and $37,000, respectively. As of March 31, 2019, the Company did not have any additional operating leases that have not yet commenced.

9.
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

10.
Income Taxes

On an interim basis, the Company estimates what its anticipated annual effective tax rate will be and records a quarterly income tax provision in accordance with the estimated annual rate, adjusted accordingly by the tax effect of certain discrete items that arise during the quarter. As the year progresses, the Company refines its estimated annual effective tax rate based on actual year-to-date results. This process can result in significant changes to the Company's estimated effective tax rate. When such activity occurs, the income tax provision is adjusted during the quarter in which the estimates are refined and adjusted. As such, the Company's year-to-date tax provision reflects the estimated annual effective tax rate. Therefore, these changes along with the adjustments to the Company's deferred taxes and related valuation allowance, may create fluctuations in the overall effective tax rate from period to period.

At March 31, 2019, and December 31, 2018, the Company has recorded a valuation allowance of $28.7 million against its deferred tax assets.

The Company’s effective tax rate for the three months ended March 31, 2019 differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of a valuation allowance recorded against the Company's existing tax assets.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.5 million as of March 31, 2019, all of which, if subsequently recognized, would have affected the Company's tax rate.

As of March 31, 2019 and December 31, 2018, there were no accrued interest and penalties related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the three months ended March 31, 2019 and 2018.

The Company is subject to taxation in the U.S. and in various foreign and state jurisdictions. Due to expired statutes of limitation, the Company's federal income tax returns for years prior to calendar year 2015 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state jurisdictions where the Company does business, periods prior to calendar year 2014 are no longer subject to examination. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

11.
Subsequent Event

On April 30, 2019, the Company entered into a $25.0 million Revolving Credit and Security Agreement ("Credit Agreement") with PNC Bank, N.A. (“PNC”) as agent, and the Company’s U.S. subsidiaries Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc., as Guarantors, (“Company Subsidiaries”). The initial draw down on the Credit Agreement was approximately $8.0 million. The obligations under the Credit Agreement are guaranteed by the Company Subsidiaries and secured by a first priority lien on all of the Company’s and the Company Subsidiaries’ tangible and intangible assets. The Credit Agreement provides a subfacility of up to $5.0 million for letters of credit. The Credit Agreement expires on April 30, 2022.

The interest rates per annum applicable to borrowings under the Credit Agreement will be, at the Company’s option (subject to certain conditions), equal to either a domestic rate (“Domestic Rate Loans”) or a LIBOR rate for one, two, or three-month interest periods chosen by the Company (“LIBOR Rate Loans”), plus the applicable margin percentage of 2% for Domestic Rate Loans and 3% for LIBOR Rate Loans. The domestic rate for Domestic Rate Loans will be the highest of (i) the base commercial lending rate of Lender, (ii) the overnight bank funding rate plus 0.50%, or (iii) the LIBOR rate plus 1.00%. The Credit Agreement also provides for commitment fees ranging from 0.5% to 1.5% applied to unused funds (with the applicable fee based on quarterly average borrowings), but with the fees fixed at 1.5% until June 30, 2019. Fees for Letters of Credit are equal to 3% for LIBOR Rate Loans, with a fronting fee for each Letter of Credit in an amount equal to 0.5% of the daily average aggregate undrawn amount of all Letters of Credit outstanding.

The Credit Agreement contains customary representations and warranties and covenants that restrict the Company and the Company Subsidiaries from engaging in or taking various actions, including, among other things (but except as otherwise permitted by the Credit Agreement): (i) incurring or guaranteeing additional indebtedness; (ii) making any loans, investments or acquisitions; (iii) selling or otherwise transferring or disposing of assets other than in the ordinary course of business; (iv) engaging in transactions with affiliates;or (v) declaring or making distributions on their stock or other equity interests. In addition, the Credit Agreement contains financial covenants that require the Company to maintain its consolidated EBITDA (as defined in the Credit Agreement) at stated minimum levels ranging from ($2,900,000) to $7,500,000 for various periods during the term of the Credit Agreement. The Company is also required to maintain a $5,000,000 pledged deposit account with Lender until the Company’s consolidated EBITDA is greater than $10,000,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve significant risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2, Part II, Item 1A of this Quarterly Report on Form 10-Q, and under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

The following discussion of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the notes thereto in the 2018 Form 10-K.

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

Basis of Presentation and Critical Accounting Policies

See Note 2, Basis of Presentation, to the accompanying unaudited condensed consolidated financial statements.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations may be affected. For a detailed discussion of the application of our critical accounting policies, see Note 2 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” in the 2018 Form 10-K. Except as disclosed in Note 8 to the Unaudited Condensed Consolidated Financial Statements, pertaining to our adoption of Accounting Standards Codification 842, Leases, there have been no changes to our critical accounting policies since we filed our 2018 Form 10-K.

Overview

Total revenues in the first three months of 2019 were $31.6 million compared to $32.3 million in the first three months of 2018. The decline in total revenues was primarily due to a traffic acquisition focus on quality and margin as opposed to raw lead volume, a decrease in click revenue caused by lower revenue per click, and a decrease in display advertising revenue. We continue to invest in new traffic acquisition strategies and enhanced mobile consumer experiences. Further, we continue to invest in click approach changes to improve the consumer, customer, and financial performance of that product. We do not expect display advertising to be a major area of focus for us in the future, as it represents a secondary, not primary, revenue stream.

During the third quarter of 2018, we completed a comprehensive review of our products, traffic acquisition, pricing policies, distribution channels, technology infrastructure, strategic positioning and organizational capabilities. This review involved a significant change in key management and organizational structure. We moved into the fourth quarter of 2018 with a plan that we began to execute strategically in the first quarter of 2019. We will continue to work with our traffic partners to optimize our search engine marketing (“SEM”) methodologies and rebuild our high-quality traffic streams. We also expect to invest in new product development and technology infrastructure, and to continue to restructure our organization to better align with our revised strategy, which will likely result in material expenses. We have begun to deploy various initiatives to address these issues, which began with addressing our lead generation capabilities to stabilize the declines in the largest part of our business, integrating our products to create a unified solution of leads, clicks and emails, and building out the team to execute on our strategy.

We cannot provide an exact timeframe for resolution of these issues, as we are early in the implementation of our revised strategy. However, our plan is designed to enable us to grow impressions, improve conversion, expand distribution, and increase capacity. We believe that this focus, along with plans to develop new, innovative products, will create opportunities for improved quality of delivery and strengthen our position for revenue growth. We now have our full senior leadership team in place which we believe will increase the pace of change and improve operational execution. During 2018, we focused on stabilizing the leads business as it comprises the majority of our revenue. For 2019, we will be focusing on our click traffic product.

Starting in 2018, we began to mobile-enable our core new car lead generation websites. This will be a considerable area of focus for us in 2019 as we evolve our sites to deliver a better experience for consumers to drive conversion. We anticipate that we will mobile-enable the rest of our lead generation sites throughout 2019. We also recently developed an approach to mobile-enable our click traffic product and is a critical step in our mobile enablement plan. The click product allows us to more effectively monetize visits to our websites. Further, it provides our clients with a unique opportunity to engage consumers with relevant messaging in a unique format. We began testing of the mobile enablement of our click traffic product in the first quarter of 2019. However, there is still work to be done with the display and algorithm as we expect to see some benefits to revenue per click, but not our click through rate. Ultimately, mobile optimization of our websites and products is the goal, and we still have a good bit of work to do in this area.

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

Although we are not able at this time to disclose any guidance as to 2019 financial performance with detail or accuracy, we do anticipate some level of volatility in our total revenues, cost of revenues, gross profit, and gross margin for 2019. We expect incremental cash burn to continue in the first half of 2019 as we invest in our people, products and technology. Our plan is to improve our liquidity and balance sheet through non-dilutive measures, including use of the $25 million revolving credit facility we entered into on April 30, 2019.

Results of Operations

 Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following table sets forth certain statement of operations data for the three-month periods ended March 31, 2019 and 2018 (certain amounts may not calculate due to rounding):

	2019	% of total revenues	2018	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$25,698	81%	$24,080	74%	$1,618	7%
Advertising	5,878	19	8,087	25	(2,209)	(27)
Other revenues	28	—	182	1	(154)	(85)
Total revenues	31,604	100	32,349	100	(745)	(2)
Cost of revenues	25,847	82	24,659	76	1,188	5
Gross profit	5,757	18	7,690	24	(1,933)	(25)
Operating expenses:
Sales and marketing	2,878	9	3,712	12	(834)	(22)
Technology support	2,780	9	3,385	10	(605)	(18)
General and administrative	4,290	14	4,575	14	(285)	(6)
Depreciation and amortization	1,239	4	1,160	4	79	7
Goodwill impairment	—	—	5,133	16	(5,133)	100
Total operating expenses	11,187	35	17,965	56	(6,778)	(38)
Operating loss	(5,430)	(17)	(10,275)	(32)	4,845	47
Interest and other income (expense), net	70	—	—	—	70	100
Loss before income tax provision	(5,360)	(17)	(10,275)	(32)	4,915	48
Income tax provision	—	—	4	—	(4)	—
Net loss	$(5,360)	(17)%	$(10,279)	(32)%	$4,919	48%

Lead fees.  Lead fees revenues increased $1.6 million, or 7%, in the first quarter of 2019 compared to the first quarter of 2018 primarily as a result of a $2.9 million increase in revenue from Manufacturers, offset by declines in retail lead fee revenues.

Advertising. Advertising revenues decreased $2.2 million, or 27%, in the first quarter of 2019 compared to the first quarter of 2018 as a result of a decline in click revenue associated with decreased click volume and pricing.

Other Revenues.  Other revenues consist primarily of revenues from our mobile products and revenues from our Reseller Agreement with SaleMove, Inc., which expired in November 2018. Other revenues decreased to $28,000 in the first quarter of 2019 from $182,000 in the first quarter of 2018 primarily due to lower customer utilization of the mobile product and SaleMove product.

Cost of Revenues.  Cost of revenues consists of purchase request and traffic acquisition costs and other cost of revenues. Purchase request and traffic acquisition costs consist of payments made to our purchase request providers, including internet portals and online automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including search engine optimization activity, included on our websites, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company Websites. Cost of revenues increased $1.2 million, or 5%, in the first quarter of 2019 compared to the first quarter of 2018 primarily due to increased traffic acquisition costs, offset by a decrease in amortization expense from intangibles written off in the third quarter of 2018 and costs related to a headcount which was shifted to operational roles at the beginning of 2019. The Company analyzed and concluded these roles were no longer directly tied to revenue generation.

 Sales and Marketing.  Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the first quarter of 2019 decreased $0.8 million, or 22%, compared to the first quarter of 2018 due primarily to a decrease in SEM and tradeshow expense, partially offset by compensation and benefits expense related to headcount previously included in Cost of revenues. Further, the 2019 period does not include severance related costs which were incurred in the 2018 period.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the first quarter of 2019 decreased by $0.6 million, or 18%, compared to the first quarter of 2018 due primarily to lower headcount related costs, partially offset by an increase in consulting fees.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the first quarter of 2019 decreased by $0.3 million, or 6%, from the first quarter of 2018 due primarily to severance costs in the prior year period related to the termination of the Company’s former chief executive officer, offset by an increase in professional fees during the current year period.

Depreciation and Amortization.  Depreciation and amortization expense in the first quarter of 2019 was $1.2 million compared to $1.2 million in the first quarter of 2018.

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

Interest and Other Income (Expense), Net.  Interest and other income (expense), net was $70,000 for the first quarter of 2018 compared to zero for the first quarter of 2018.  Interest expense decreased to $5,000 in the first quarter of 2019 from $88,000 in the first quarter of 2018 due to the payoff of our revolving line of credit and convertible note during the first quarter of 2018 and first quarter of 2019, respectively. Other income for the quarter ended March 31, 2019 was $75,000 compared to $88,000 in the prior year period.

Income Taxes. Income tax expense was zero in the first quarter of 2019 compared to expense of $4,000 in the first quarter of 2018. Income tax expense for the quarter ended March 31, 2019 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by operating activities	$(2,117)	$1,657
Net cash used in investing activities	(57)	(250)
Net cash used in financing activities	(693)	(7,927)

Our principal sources of liquidity are our cash and cash equivalents balances and borrowings under the $25 million revolving credit facility we entered into on April 30, 2019 (“Credit Facility”).  Our cash and cash equivalents totaled $10.7 million as of March 31, 2019 compared to $15.2 million as of March 31, 2018.

We believe that our cash and cash equivalents, cashflows from operations and available borrowings under the Credit Facility should be sufficient to meet our working capital requirements for the next 12 months. Our future capital requirements will depend on many factors, including but not limited to, implementing new strategic plans, modernizing and upgrading our technology and systems, pursuing business objectives and responding to business opportunities, challenges or unforeseen circumstances, developing new or improving existing products or services, enhancing our operating infrastructure and acquiring complementary businesses and technologies. If we continue to experience losses and cannot comply with financial covenants in the Credit Facility, we may be unable to borrow funds under the Credit Facility. To the extent that our existing sources of liquidity are insufficient to fund our future activities, we may need to engage in equity or additional or alternative debt financings to secure additional funds. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Net Cash Provided by (Used in) Operating Activities.  Net cash used in operating activities in the three months ended March 31, 2019 of $2.1 million resulted primarily from net loss of $5.4 million, offset by depreciation and amortization of $1.8 million, stock compensation expense of $0.6 million, other non-cash charges of $0.1 million, and a $0.8 million net increase in net working capital.

Net cash used in operating activities in the three months ended March 31, 2018 of $1.7 million resulted primarily from net loss of $10.3 million.  We also had net decreases in working capital, driven by a decrease in our accounts receivable balance related to the timing of payments received offset by a decrease in accounts payable of $1.1 million and cash used to reduce accrued liabilities of $0.3 million primarily related to the payment of annual incentive compensation amounts accrued in 2017 and paid in the first three months of 2018.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $0.1 million in the three months ended March 31, 2019 related to purchases of property and equipment.

Net cash used in investing activities was $0.3 million in the three months ended March 31, 2018 which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software.

Net Cash Used In Financing Activities.  Net cash used in financing activities of $0.7 million in the three months ended March 31, 2019 primarily related to $1.0 million repayment of the AutoUSA Note, offset by proceeds of $0.3 million from the exercise of stock options.

Net cash used in financing activities of $7.9 million in the three months ended March 31, 2018 primarily related to payments of $8.0 million to pay down the revolving credit facility. In addition, stock options for 15,217 shares of the Company’s common stock were exercised in the first three months of 2018 resulting in $0.1 million cash inflow.

Off-Balance Sheet Arrangements

At March 31, 2019, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except as set forth below, during the quarter ended March 31, 2019, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning January 1, 2019, we implemented the updated guidance on lease accounting. In connection with the adoption of this standard, we implemented changes to our disclosure controls to ensure we evaluated our contracts and properly assessed the impact on our financial statements.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The following factors, which supplement or update the risk factors set forth in Part I, Item 1A, “Risk Factors” of our 2018 Form 10-K, may affect our future business, results of operations, financial condition, earnings per share, cash flow or the trading price of our stock, individually and collectively referred to in these Risk Factors as our “financial performance.” The risks described below are not the only risks we face. In addition to the risks set forth in the 2018 Form 10-K, as supplemented or superseded by the risk factors set forth below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

We may require additional capital to implement new strategic plans, modernize and upgrade our technology and systems, pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, or is not available on favorable terms, our financial performance could be materially and adversely affected.

Our future capital requirements will depend on many factors, including but not limited to, implementing new strategic plans, modernizing and upgrading our technology and systems, pursuing business objectives and responding to business opportunities, challenges or unforeseen circumstances, developing new or improving existing products or services, enhancing our operating infrastructure and acquiring complementary businesses and technologies. In addition, if we continue to experience losses and cannot comply with financial covenants in the Credit Facility, we may be unable to borrow funds under the Credit Facility. To the extent that our existing sources of liquidity are insufficient to fund our future activities, we may need to engage in equity or additional or alternative debt financings to secure additional funds.

We may require additional capital to implement new strategic plans, modernize and upgrade our technology and systems, pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to develop new products or services, improve existing products and services, enhance our operating infrastructure and acquire complementary businesses and technologies. As a result, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Our Credit Facility contains restrictive covenants that may make it more difficult for us to obtain additional capital, as could any additional debt financing that we may secure in the future that could involve additional restrictive covenants. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to implement new strategic plans, modernize and upgrade our technology and systems, pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our financial performance could be materially and adversely affected.

Item 6.  Exhibits

Number	Description

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

10.2 ■
Inducement Stock Option Award Agreement dated as of January 16, 2019 between Daniel Ingle and Company, incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the Year Ended December 31, 2018 (SEC File No. 001-34761).

10.3 ■
Severance Benefits Agreement dated January 16, 2019 between Daniel Ingle and Company, incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the Year Ended December 31, 2018 (SEC File No. 001-34761).

10.4
Revolving Credit and Security Agreement by and among PNC Bank, National Association, as Agent, the Lenders Party thereto, and AutoWeb, Inc., as Borrower, and Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc., as guarantors, dated April 30, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 1, 2019 (SEC File No. 001-34761).

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated May 9, 2019.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated May 9, 2019.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated May 9, 2019.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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

AutoWeb, Inc.

Date: May 9, 2019	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2019	By:	/s/ Wesley Ozima
Wesley Ozima
Senior Vice President and Controller
(Principal Accounting Officer)