Form 10-Q
period 2019-06-30
AutoWeb, Inc.
filed 2019-08-07
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number 1-34761

 AutoWeb, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0711569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 North Ashley Drive, Suite 300
Tampa, Florida 33602
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 225-4500

18872 MacArthur Boulevard, Suite 200
Irvine, California 92612
(Former Address, if Changed Since Last Report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 5, 2019, there were 13,146,831 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,431	$13,600
Restricted cash	5,016	—
Accounts receivable, net of allowances for bad debts and customer credits of $553 and $566 at June 30, 2019 and December 31, 2018, respectively	23,331	26,898
Prepaid expenses and other current assets	1,655	1,245
Total current assets	31,433	41,743
Property and equipment, net	3,405	3,181
Right-of-use assets	3,301	—
Intangible assets, net	9,291	11,976
Other assets	819	516
Total assets	48,249	57,416
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	15,627	17,572
Accrued employee-related benefits	2,391	3,125
Other accrued expenses and other current liabilities	2,064	2,204
Current portion of lease liabilities	1,552	—
Current convertible note payable	—	1,000
Total current liabilities	21,634	23,901
Lease liabilities, net of current portion	1,894	—
Total liabilities	23,528	23,901
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 11,445,187 shares authorized
Series A Preferred stock, none issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized and 13,146,831 and 12,960,450 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	13	13
Additional paid-in capital	362,737	361,218
Accumulated deficit	(338,029)	(327,716)
Total stockholders’ equity	24,721	33,515
Total liabilities and stockholders’ equity	$48,249	$57,416

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Amounts in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues:
Lead fees	$21,691	$22,211	$47,389	$46,291
Advertising	5,432	6,950	11,310	15,037
Other revenues	19	131	47	313
Total revenues	27,142	29,292	58,746	61,641
Cost of revenues	21,758	23,765	47,605	48,423
Gross profit	5,384	5,527	11,141	13,218
Operating expenses:
Sales and marketing	2,956	3,052	5,834	6,764
Technology support	2,182	2,965	4,962	6,351
General and administrative	4,026	3,765	8,316	8,340
Depreciation and amortization	1,201	1,163	2,440	2,323
Goodwill impairment	—	—	—	5,133
Total operating expenses	10,365	10,945	21,552	28,911

Operating (loss)	(4,981)	(5,418)	(10,411)	(15,693)
Interest and other income (expense), net	33	201	103	201
Loss before income tax provision	(4,948)	(5,217)	(10,308)	(15,492)
Income tax provision	5	—	5	4
Net loss and comprehensive loss	$(4,953)	$(5,217)	$(10,313)	$(15,496)

Basic loss per common share	$(0.38)	$(0.41)	$(0.79)	$(1.22)

Diluted loss per common share	$(0.38)	$(0.41)	$(0.79)	$(1.22)

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

Three Months Ended June 30, 2018
	Common Stock		Preferred Stock		Additional Paid-In-	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2018	$12,896,225	13	—	$—	$357,754	$(299,179)	$58,588
Share-based compensation	—	—	—	—	943	—	943
Issuance of common stock upon exercise of stock options	750	—	—	—	1	—	1
Cancellation of restricted stock	(10,000)	—	—	—	—	—	—
Issuance of common stock	60,975	—	—	—	200	—	200
Net loss	—	—	—	—	—	(5,217)	(5,217)
Balance at June 30, 2018	12,947,950	13	—	$—	$358,898	$(304,396)	$54,515

Three Months Ended June 30, 2019
	Common Stock		Preferred Stock		Additional Paid-In-	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2019	$13,116,462	13	—	$—	$362,076	$(333,076)	$29,013
Share-based compensation	—	—	—	—	560	—	560
Issuance of common stock upon exercise of stock options	57,036	—	—	—	101	—	101
Cancellation of restricted stock	(26,667)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(4,953)	(4,953)
Balance at June 30, 2019	13,146,831	13	—	$—	$362,737	$(338,029)	$24,721

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY CONTINUED
(in thousands, except share data)

Six Months Ended June 30, 2018
	Common Stock		Preferred Stock		Additional Paid-In-	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	$13,059,341	13	—	$—	$356,054	$(288,900)	$67,167
Share-based compensation	—	—	—	—	2,570	—	2,570
Issuance of common stock upon exercise of stock options	15,967	—	—	—	74	—	74
Cancellation of restricted stock	(188,333)	—	—	—	—	—	—
Issuance of common stock	60,975	—	—	—	200	—	200
Net loss	—	—	—	—	—	(15,496)	(15,496)
Balance at June 30, 2018	12,947,950	13	—	$—	$358,898	$(304,396)	$54,515

Six Months Ended June 30, 2019
	Common Stock		Preferred Stock		Additional Paid-In-	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	$12,960,450	13	—	$—	$361,218	$(327,716)	$33,515
Share-based compensation	—	—	—	—	1,111	—	1,111
Issuance of common stock upon exercise of stock options	213,048	—	—	—	408	—	408
Cancellation of restricted stock	(26,667)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(10,313)	(10,313)
Balance at June 30, 2019	13,146,831	13	—	$—	$362,737	$(338,029)	$24,721

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,313)	$(15,496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,509	4,360
Goodwill impairment	—	5,133
Provision for bad debts	122	146
Provision for customer credits	120	153
Share-based compensation	1,111	2,569
Right-of-use assets	924	—
Lease liabilities	(924)	—
Gain on sale of investment	—	(125)
Change in deferred tax asset	—	692
Changes in assets and liabilities:
Accounts receivable	3,325	1,548
Prepaid expenses and other current assets	(410)	428
Other assets	(303)	(632)
Accounts payable	(1,945)	2,058
Accrued expenses and other current liabilities	(787)	437
Net cash (used in) provided by operating activities	(5,571)	1,271
Cash flows from investing activities:
Payments for property and equipment	(990)	(392)
Proceeds from sale of investment	—	125
Net cash used in investing activities	(990)	(267)
Cash flows from financing activities:
Borrowings under revolving credit facility	16,940	—
Principal payments on revolving credit facility	(16,940)	(8,000)
Payments on convertible note	(1,000)	—
Proceeds from issuance of common stock	—	200
Proceeds from exercise of stock options	408	74
Net cash used in financing activities	(592)	(7,726)
Net decrease in cash and cash equivalents	(7,153)	(6,722)
Cash and cash equivalents and restricted cash, beginning of period	13,600	24,993
Cash and cash equivalents and restricted cash, end of period	$6,447	$18,271

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$13,600	$24,993
Restricted cash at beginning of period	—	—
Cash and cash equivalents and restricted cash at beginning of period	$13,600	$24,993

Cash and cash equivalents at end of period	$1,431	$18,271
Restricted cash at end of period	5,016	—
Cash and cash equivalents and restricted cash at end of period	$6,447	$18,271

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$—
Cash refunds for income taxes	124	—
Cash paid for interest	$40	$88

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

The Company’s consumer-facing automotive websites (“Company Websites”) provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to connect with Dealers regarding purchasing or leasing vehicles (“Leads”). Leads are internally-generated from Company Websites or acquired from third parties that generate Leads from their websites. The Company’s click traffic referral program provides consumers who are shopping for vehicles online with targeted offers based on make, model and geographic location. As these consumers conduct online research on Company Websites or on the site of one of the Company’s network of automotive publishers, they are presented with relevant offers on a timely basis and, upon the consumer clicking on the displayed advertisement, are sent to the appropriate website location of one of the Company’s Dealer, Manufacturer or advertising customers.

The Company was incorporated in Delaware on May 17, 1996. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol AUTO. Effective August 7, 2019, the Company’s board of directors designated the Company’s office in Tampa, Florida located at 400 North Ashley Drive, Suite 300, Tampa, Florida 33602 as the Company’s principal office for the transaction of business of the Company pursuant to Section 1.02 of the Company’s bylaws and as the Company’s principal executive offices.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  AutoWeb has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The unaudited condensed consolidated statements of operations and comprehensive loss and cash flows for the periods ended June 30, 2019 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2018 Form 10-K.

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.

On April 30, 2019, the Company entered into a $25.0 million Revolving Credit and Security Agreement ("Credit Agreement" or “Revolving Loan”) with PNC Bank, N.A. (“PNC”) as agent, and the Company’s U.S. subsidiaries Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc., as Guarantors, (“Company Subsidiaries”). The obligations under the Credit Agreement are guaranteed by the Company Subsidiaries and secured by a first priority lien on all of the Company's and the Company Subsidiaries’ tangible and intangible assets. The Credit Agreement provides a subfacility of up to $5.0 million for letters of credit. The Credit Agreement expires on April 30, 2022.

The Credit Agreement contains customary representations and warranties and covenants that restrict the Company and the Company Subsidiaries from engaging in or taking various actions, including, among other things (but except as otherwise permitted by the Credit Agreement): (i) incurring or guaranteeing additional indebtedness; (ii) making any loans, investments or acquisitions; (iii) selling or otherwise transferring or disposing of assets other than in the ordinary course of business; (iv) engaging in transactions with affiliates; and (v) declaring or making distributions on their stock or other equity interests. In addition, the Credit Agreement contains financial covenants that require the Company to maintain its consolidated EBITDA (as defined in the Credit Agreement) at stated minimum levels ranging from ($2.9) million to $7.5 million for various periods during the term of the Credit Agreement. The Company is also required to maintain a $5.0 million pledged interest-bearing deposit account with Lender until the Company’s consolidated EBITDA is greater than $10.0 million.

Restricted cash primarily consists of security deposits and other cash escrowed under the Credit Agreement (Note 9).

3.  Recent Accounting Pronouncements

Issued but not yet adopted by the Company

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”). ASU 2018-15 was issued to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company is currently evaluating the impact of adopting the updated provisions which are effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Consolidated Financial Statements.

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

Accounting Standards Codification 842 “Leases” (“ASC 842”) In February 2016, ASU No. 2016-02, “Leases (Topic 842)” was issued. This ASU was issued to increase transparency and comparability among organizations by requiring lessees to (i) recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet to represent the right to use the leased asset for the lease term and the obligation to make lease payments, and (ii) disclose key information about leasing arrangements. Some changes to the lessor accounting guidance were made to align both of the following: (i) the lessor accounting guidance with certain changes made to the lessee accounting guidance, and (ii) key aspects of the lessor accounting model with revenue recognition guidance.

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

4.  Revenue Recognition

Revenue is recognized upon transfer of control of promised goods or services to the Company’s customers, or when the Company satisfies any performance obligations under contract. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for respective goods or services provided. Further, under ASC 606, “Revenue from Contracts with Customers,” (“ASC 606”) contract assets or contract liabilities that arise from past performance but require a further performance before the obligation can be fully satisfied must be identified and recorded on the balance sheet until respective settlements have been met.

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

●
Advertising – fees paid by Dealers and Manufacturers for (i) the Company’s click traffic program and (ii) display advertising on the Company’s websites. Revenue is recognized in the period advertisements are displayed on the Company’s websites or the period in which clicks have been delivered, as applicable. The Company recognizes gross revenue from the delivery of action-based advertisement in the period in which a user takes the action for which the marketer contracted with the Company. For advertising revenue arrangements where the Company is not the principal, the Company recognizes revenue on a net basis.

●
Other revenues – consists primarily of revenues from the Company’s mobile products and revenues from the Company’s Reseller Agreement with SaleMove, Inc. Revenue is recognized in the period in which products or services are sold.

Variable Consideration

Leads are generally sold with a right-of-return for services that do not meet customer requirements as specified by the relevant contract. Rights-of-return are estimable, and provisions for estimated returns are recorded as a reduction in revenue by the Company in the period revenue is recognized, and thereby accounted for as variable consideration. The Company includes the allowance for customer credits in its net accounts receivable balances on the Company’s balance sheet at period end. Allowance for customer credits were approximately $134,000 and $121,000 at June 30, 2019 and December 31, 2018, respectively.

Contract Assets and Contract Liabilities

Unbilled Revenue

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing. From time-to-time, the Company may have balances on its balance sheet representing revenue that has been recognized by the Company upon satisfaction of performance obligations and earning a right to receive payment. These not-yet invoiced receivable balances are driven by the timing of administrative transaction processing, and are not indicative of partially complete performance obligations, or unbilled revenue. Unbilled revenue represents revenue that is partially earned, whereby control of promised services has not yet transferred to the customer, and for which the Company has not earned the complete right to payment. The Company had zero unbilled revenue included in its consolidated balance sheets as of June 30, 2019 and December 31, 2018.

Deferred Revenue

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying its performance obligations, including amounts which are refundable. Such activity is not a common practice of operation for the Company.  The Company had zero deferred revenue included in its consolidated balance sheets as of June 30, 2019 and December 31, 2018. Generally, payment terms within the Company’s customer contracts include a requirement of payment within 30 to 60 days from date of invoice. Typically, customers make payments after receipt of invoice for billed services, and less typically, in advance of rendered services.

The Company has not made any significant changes in applying ASC 606 during the six months ended June 30, 2019

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by revenue source and has determined that disaggregating revenue into these categories sufficiently depicts the differences in the nature, amount, timing, and uncertainty of revenue streams. The Company has three main sources of revenue: lead fees, advertising, and other revenues.

The following table summarizes revenue from contracts with customers, disaggregated by revenue source, for the three and six months ended June 30, 2019 and 2018. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Lead fees	$21,691	$22,211	$47,389	$46,291
Advertising
Clicks	4,456	5,771	9,515	12,462
Display and other advertising	976	1,179	1,795	2,575
	5,432	6,950	11,310	15,037

Other revenues	19	131	47	313
Total revenues	$27,142	$29,292	$58,746	$61,641

 5.   Net Loss Per Share and Stockholders’ Equity

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net loss per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted methods, during the period. Potential common shares consist of unvested restricted stock and common shares issuable upon the exercise of stock options and warrants.

The following are the share amounts utilized to compute the basic and diluted net loss per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic Shares:
Weighted average common shares outstanding	13,147,741	12,920,591	13,066,617	12,965,520
Weighted average unvested restricted stock	(36,850)	(194,505)	(48,362)	(293,646)
Basic Shares	13,110,891	12,726,086	13,018,255	12,671,874

Diluted Shares:
Basic shares	13,110,891	12,726,086	13,018,255	12,671,874
Weighted average dilutive securities	—	—	—	—
Diluted Shares	13,110,891	12,726,086	13,018,255	12,671,874

For the three and six months ended June 30, 2019 and 2018, the Company’s basic and diluted net loss per share are the same since the Company generated a net loss for the period and potentially dilutive securities are excluded from diluted net loss per share because they have an anti-dilutive impact.

For the three and six months ended June 30, 2019, 4.2 million and 4.1 million of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share, respectively. For the three and six months ended June 30, 2018, 4.2 and 4.3 million of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share, respectively.

 6. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Share-based compensation expense:
Cost of revenues	$—	$4	$—	$19
Sales and marketing	66	159	138	384
Technology support	52	173	93	326
General and administrative (1)	442	607	880	1,841
Share-based compensation costs	560	943	1,111	2,570

Amount capitalized to internal use software	—	—	—	1
Total share-based compensation costs	$560	$943	$1,111	$2,569

(1)
Certain awards were modified in connection with the termination of employment of two of the Company’s former executive officers. In accordance with the terms of applicable award agreements and/or consulting agreements, the vesting of certain awards was accelerated, and the terms of certain awards were modified. The Company recorded $0.8 million of expense related to the acceleration of certain awards and expense related to the modification of awards of approximately $0.1 million during the six months ended June 30, 2018.

 Service-Based Options.  The Company granted the following service-based options for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Number of service-based options granted	140,000	1,715,200	1,182,883	1,716,700
Weighted average grant date fair value	$1.84	$1.83	$1.82	$1.84
Weighted average exercise price	$3.45	$3.29	$3.42	$3.30

These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period, and vesting will be accelerated in the event of a change in control of the Company, termination without cause of an employee, and voluntary termination by an employee with good reason.

The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Dividend yield	—	—	—	—
Volatility	66%	68%	65%	68%
Risk-free interest rate	2.2%	2.6%	2.5%	2.6%
Expected life (years)	4.4	4.5	4.4	4.5

Stock option exercises.  The following stock options were exercised during the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Number of stock options exercised	57,036	750	213,048	15,967
Weighted average exercise price	$1.77	$2.20	$1.92	$4.68

 7. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:
	June 30, 2019	December 31, 2018

Computer software and hardware	$12,440	$11,393
Capitalized internal use software	6,228	6,228
Furniture and equipment	1,743	1,743
Leasehold improvements	1,613	1,613
	22,024	20,977
Less—Accumulated depreciation and amortization	(18,619)	(17,796)
Property and Equipment, net	$3,405	$3,181

Concentration of Credit Risk and Risks Due to Significant Customers.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are primarily maintained with high credit quality financial institutions in the United States. Deposits held by banks exceed the amount of insurance provided for such deposits. These deposits may be redeemed upon demand.

 Accounts receivable are primarily derived from fees billed to Dealers and Manufacturers.  The Company generally requires no collateral to support its accounts receivables and maintains an allowance for bad debts for potential credit losses.

The Company has a concentration of credit risk with its automotive industry-related accounts receivable balances. Approximately 34%, or $8.0 million, of gross accounts receivable at June 30, 2019, and approximately 27% of total revenues for the six months ended June 30, 2019, are related to Urban Science Applications (which represents Acura, Honda, Nissan, Infiniti, Subaru, Toyota and Volvo) and General Motors. For 2018, approximately 43%, or $10.7 million, of gross accounts receivables at June 30, 2018, and approximately 37% of total revenues for the six months ended June 30, 2018, is related to Urban Science Applications, Media.net Advertising and General Motors.

Intangible Assets.  The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.

The Company’s intangible assets are amortized over the following estimated useful lives:

		June 30, 2019			December 31, 2018
Definite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trademarks/ trade names/ licenses/ domains	3 - 7 years	$16,589	$(15,182)	$1,407	$16,589	$(14,914)	$1,675
Customer relationships	2 - 5 years	19,563	(17,417)	2,146	19,563	(15,544)	4,019
Developed technology	5 - 7 years	8,955	(5,417)	3,538	8,955	(4,873)	4,082
		$45,107	$(38,016)	$7,091	$45,107	$(35,331)	$9,776

		June 30, 2019			December 31, 2018
Definite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Domain	Indefinite	$2,200	$—	$2,200	$2,200	$—	$2,200

Amortization expense is included in “Cost of revenues” and “Depreciation and amortization” in the Unaudited Consolidated Condensed Statements of Operations.  Total amortization expense was $1.3 million and $2.7 million for the three and six months ended June 30, 2019, respectively. Amortization expense was $1.7 million and $3.4 million for the three and six months ended June 30, 2018, respectively.

Amortization expense for the remainder of the year and for future years is as follows:

Year	Amortization Expense

2019	$2,187
2020	2,371
2021	1,499
2022	902
2023	86
Thereafter	46
$7,091

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	June 30, 2019	December 31, 2018

Accrued employee-related benefits	$2,391	$3,125
Other accrued expenses and other current liabilities:
Other accrued expenses	1,062	1,346
Amounts due to customers	596	424
Other current liabilities	406	434
Total other accrued expenses and other current liabilities	2,064	2,204

Total accrued expenses and other current liabilities	$4,455	$5,329

Convertible Notes Payable.  In connection with the acquisition of AutoUSA on January 13, 2014, the Company issued a convertible subordinated promissory note for $1.0 million (“AutoUSA Note”) to AutoNationDirect.com, Inc., with interest payable at an annual interest rate of 6% in quarterly installments. The entire outstanding balance of the AutoUSA Note plus accrued interest was paid in full on January 31, 2019.

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

Lease Liabilities.  Lease liabilities as of June 30, 2019 consist of the following:

Current portion of lease liabilities	$1,552
Long term lease liabilities, net of current portion	1,894
Total lease liabilities	$3,446

The Company’s aggregate lease maturities as of June 30, 2019 are as follows:

Year
2019 (remaining 6 months)	$872
2020	1,279
2021	513
2022	459
2023	472
Thereafter	199
Total minimum lease payments	3,794
Less imputed interest	(348)
Total lease liabilities	$3,446

Rent expense included in operating expenses and cost of revenue was $1.0 million for the six months ended June 30, 2019. The Company had a weighted average remaining lease term of 2.1 years and a weighted average discount rate of 5.5% as of June 30, 2019. Rent expense included in operating expenses for the six months ended June 30, 2018 was $0.8 million under ASC 840, the predecessor to ASC 842. In June 2017, the Company subleased one of its buildings to a third party for the remainder of the lease term which expired in February 2019. Rent expense for the six months ended June 30, 2019 and 2018 is net of sublease income of approximately $26,000 and $77,000, respectively. As of June 30, 2019, the Company did not have any additional operating leases that have not yet commenced.

9. Credit Facility

On April 30, 2019, the Company entered into a $25.0 million Revolving Credit and Security Agreement ("Credit Agreement" or “Revolving Loan”) with PNC Bank, N.A. (“PNC”) as agent, and the Company’s U.S. subsidiaries Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc., as Guarantors, (“Company Subsidiaries”). The obligations under the Credit Agreement are guaranteed by the Company Subsidiaries and secured by a first priority lien on all of the Company’s and the Company Subsidiaries’ tangible and intangible assets. The Credit Agreement provides a subfacility of up to $5.0 million for letters of credit. The Credit Agreement expires on April 30, 2022. As of June 30, 2019, the Company had no outstanding borrowings under its credit facility. Financing costs related to the credit facility, net of accumulated amortization, of approximately $0.3 million, have been deferred and are included in other assets as of June 30, 2019.

The interest rates per annum applicable to borrowings under the Credit Agreement will be, at the Company’s option (subject to certain conditions), equal to either a domestic rate (“Domestic Rate Loans”) or a LIBOR rate for one, two, or three-month interest periods chosen by the Company (“LIBOR Rate Loans”), plus the applicable margin percentage of 2% for Domestic Rate Loans and 3% for LIBOR Rate Loans. The domestic rate for Domestic Rate Loans will be the highest of (i) the base commercial lending rate of Lender, (ii) the overnight bank funding rate plus 0.50%, or (iii) the LIBOR rate plus 1.00% so long as the daily LIBOR rate is offered, ascertainable and not unlawful. The Credit Agreement also provides for commitment fees ranging from 0.5% to 1.5% applied to unused funds (with the applicable fee based on quarterly average borrowings), but with the fees fixed at 1.5% until June 30, 2019. Fees for Letters of Credit are equal to 3% for LIBOR Rate Loans, with a fronting fee for each Letter of Credit in an amount equal to 0.5% of the daily average aggregate undrawn amount of all Letters of Credit outstanding.

The Credit Agreement contains customary representations and warranties and covenants that restrict the Company and the Company Subsidiaries from engaging in or taking various actions, including, among other things (but except as otherwise permitted by the Credit Agreement): (i) incurring or guaranteeing additional indebtedness; (ii) making any loans, investments or acquisitions; (iii) selling or otherwise transferring or disposing of assets other than in the ordinary course of business; (iv) engaging in transactions with affiliates; and (v) declaring or making distributions on their stock or other equity interests. In addition, the Credit Agreement contains financial covenants that require the Company to maintain its consolidated EBITDA (as defined in the Credit Agreement) at stated minimum levels ranging from ($2.9) million to $7.5 million for various periods during the term of the Credit Agreement. The Company is also required to maintain a $5.0 million pledged interest-bearing deposit account with Lender until the Company’s consolidated EBITDA is greater than $10.0 million. As of June 30, 2019, the Company had restricted cash related to the credit facility of approximately $5.0 million.

As of June 30, 2019, and for the six months then ended, the Company had cash and cash equivalents of $1.4 million and a net loss of $10.3 million. The net loss is primarily attributable to operating expenses of $2l.6 million during the six months ended June 30, 2019. The Company used net cash in operations of $5.6 million for the six months ended June 30, 2019. As of June 30, 2019, the Company had an accumulated deficit of $338.0 million and stockholders' equity of $24.7 million.

The Company has developed a strategic plan focused on improving operating performance in the future that includes modernizing and upgrading its technology and systems, pursuing business objectives and responding to business opportunities, developing new or improving existing products and services and enhancing operating infrastructure. The plan's objective is for the Company to generate positive cash flows by the fourth quarter of 2019. However, there is no assurance that the Company will be able to achieve this objective. Also, the Company entered into the Credit Agreement discussed above that is expected to be used to partially fund operations. However, if the Company continues to experience losses and becomes unable to comply with the financial covenants in the Credit Agreement, the Company may be unable to borrow funds under this credit facility.

The Company believes that current cash reserves and operating cash flows will be sufficient to sustain operations into at least the third quarter of 2020. If the Company's plans are unsuccessful, it may need to seek to satisfy its future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions. However, there is no assurance that the Company will be successful in satisfying its future cash needs such that the Company will be able to continue operations.

10. Commitments and Contingencies

Employment Agreements

The Company has employment agreements and severance benefits/retention agreements with certain key employees. A number of these agreements require severance payments and continuation of certain insurance benefits in the event of a termination of the employee’s employment by the Company without cause or by the employee for good reason (as defined in these agreements). Stock option agreements and restricted stock award agreements with some key employees provide for acceleration of vesting of stock options and lapsing of forfeiture restrictions on restricted stock in the event of a change in control of the Company, upon termination of employment by the Company without cause or by the employee for good reason, or upon the employee’s death or disability.

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

Due to overall cumulative losses incurred in recent years, the Company maintained a valuation allowance against its deferred tax assets as of June 30, 2019 and December 31, 2018.

The Company’s effective tax rate for the six months ended June 30, 2019 differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of a valuation allowance recorded against the Company's existing tax assets.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.5 million as of June 30, 2019, all of which, if subsequently recognized, would have affected the Company's tax rate.

As of June 30, 2019 and December 31, 2018, there was no balance of accrued interest and penalties related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other current liabilities in the Company’s condensed consolidated balance sheets. There were no material interest or penalties included in income tax expenses for the three and six months ended June 30, 2019 and 2018.

The Company is subject to taxation in the U.S. and in various foreign and state jurisdictions. Due to expired statutes of limitation, the Company’s federal income tax returns for years prior to calendar year 2015 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state jurisdictions where the Company does business, periods prior to calendar year 2014 are no longer subject to examination. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

12. Subsequent Event

In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto in which the Company paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share. In October 2015 and May 2016, the Company invested an additional $375,000 and $375,000 in each period in the form of convertible promissory notes. At December 31, 2017, both the GoMoto Notes and related interest receivable were fully reserved because the Company believed the amounts were not recoverable. Furthermore, based on continuing deterioration in GoMoto’s financial position, the Company believed that uncertainty existed in the recoverability of its remaining investment of $100,000 in GoMoto and, accordingly, recognized a loss on the investment for the year ended December 31, 2018. On January 29, 2019, the GoMoto Notes were converted into 1,781,047 shares of GoMoto’s Series A-2 Preferred Stock, $0.001 par value per share. The outstanding principal plus accrued interest under the GoMoto Notes was converted in accordance with the terms of the notes upon the closing of a new preferred stock financing and based on a discount to the price paid by the new investor for the investor’s preferred shares. On July 30, 2019, the Company entered into a Repurchase Agreement with GoMoto, pursuant to which GoMoto repurchased these 317,460 shares of Series Seed Preferred Stock and 1,781,047 shares of Series A-2 Preferred Stock from the Company for an aggregate purchase price of $250,000.

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

Overview

Total revenues in the first six months of 2019 were $58.7 million compared to $61.6 million in the first six months of 2018. The decline in total revenues was primarily due to a traffic acquisition focus on quality and margin as opposed to raw lead volume, a decrease in click revenue caused by lower revenue per click, and a decrease in display advertising revenue. We continue to invest in new traffic acquisition strategies and enhanced mobile consumer experiences. Further, we continue to invest in our pay per click approach, to improve the consumer, customer, and financial performance of that product. We do not expect desktop and mobile display advertising to be a major area of focus for us in the future, as it represents a secondary, not primary, revenue stream.

During the third quarter of 2018, we completed a comprehensive review of our products, traffic acquisition, pricing policies, distribution channels, technology infrastructure, strategic positioning and organizational capabilities. This review involved a significant change in key management and organizational structure. We moved into the fourth quarter of 2018 with a plan that we began to execute strategically in the first quarter of 2019. We will continue to work with our traffic partners to optimize our search engine marketing (“SEM”) methodologies and rebuild our high-quality traffic streams. We also expect to invest in new product development and cloud based technologies, and to continue to restructure our organization to better align with our revised strategy. While these initiatives may result in initial material upfront expenses, they are anticipated to reduce costs over the longer term. We have begun to deploy various initiatives to address these issues, which began with addressing our lead generation capabilities to stabilize the declines in the largest part of our business, integrating our products to create a unified solution of leads, clicks and emails, and building out the team to execute on our strategy.

We cannot provide an exact timeframe for resolution of these issues, as we are early in the implementation of our revised strategy. However, our plan is designed to enable us to grow impressions, improve conversion, expand distribution, and increase capacity. We believe that this focus, along with plans to develop new, innovative products, will create opportunities for improved quality of delivery and strengthen our position for revenue growth. We now have our full senior leadership team in place which we believe will increase the pace of change and improve operational execution. During 2018, we focused on stabilizing the leads business as it comprises the majority of our revenue. For 2019, we are focusing on our click traffic product.

Starting in 2018, we began to mobile-enable our core new car lead generation websites. This is a considerable area of focus for us in 2019 as we evolve our sites to deliver a better experience for consumers to drive conversion. We anticipate that we will mobile-enable the rest of our lead generation sites throughout 2019. We also recently developed an approach to mobile-enable our click traffic product which is a critical step in our mobile enablement plan. The click product allows us to monetize visits more effectively to our websites. Further, it provides our clients with a unique opportunity to engage consumers with relevant messaging in a unique format. We began testing of the mobile enablement of our click traffic product in the first quarter of 2019. Ultimately, mobile optimization of our websites and products is the goal, and we still have significant work to do in this area.

With respect to the automotive industry, we expect total vehicle sales and the seasonally-adjusted annual rate to be down in 2019. LMC Automotive has forecasted 2019 U.S. total light vehicle sales and retail light-vehicle sales at 17.0 million and 13.7 million, respectively, representing declines in U.S. total light vehicle sales and retail light-vehicle sales of 1.9% and 1.5%, respectively, over 2018 sales. AutoNews has reported that light vehicle sales are off to the slowest start for a year since 2014, with year-to-date sales down about 3%. We believe it will be difficult for Manufacturers to maintain their historic volumes due to affordability challenges with interest rates and overall less Manufacturer incentives. However, we continue to believe we can operate well in this environment as we believe Dealers will seek out their highest return on investment marketing channels to drive sales. And with our detailed attribution and product quality improvements, we believe we will continue to have a strong place in their marketing budgets as we believe we are one of the most efficient marketing channels available to them.

Although we are not able at this time to disclose any guidance as to 2019 financial performance with detail or accuracy, we do anticipate volatility in our total revenues, cost of revenues, gross profit, and gross margin for 2019. During the first half of 2019, our cash burn increased as we invested in our people, products and technology. We expect to return to incremental cash generation in the second half of 2019 as those investment initiatives are now largely completed. This further allowed us to reduce our office footprint and eliminate certain other positions to further reduce staffing costs in the second quarter of 2019. We continue to evaluate options to improve our ongoing liquidity and balance sheet through non-dilutive measures, and also continue to have availability under the $25 million revolving credit facility that we entered into on April 30, 2019.

Results of Operations

 Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The following table sets forth certain statement of operations data for the three-month periods ended June 30, 2019 and 2018 (certain balances and calculations have been rounded for presentation):

	2019	% of Total Revenues	2018	% of Total Revenues	Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$21,691	80%	$22,211	76%	$(520)	(2)%
Advertising	5,432	20	6,950	24	(1,518)	(22)
Other revenues	19	—	131	—	(112)	(86)
Total revenues	27,142	100	29,292	100	(2,150)	(7)
Cost of revenues	21,758	80	23,765	81	(2,007)	(8)
Gross profit	5,384	20	5,527	19	(143)	(3)
Operating expenses:
Sales and marketing	2,956	11	3,052	10	(96)	(3)
Technology support	2,182	8	2,965	10	(783)	(26)
General and administrative	4,026	15	3,765	13	261	7
Depreciation and amortization	1,201	4	1,163	4	38	3
Goodwill impairment	—	—	—	—	—	—
Total operating expenses	10,365	38	10,945	37	(580)	(5)
Operating loss	(4,981)	(18)	(5,418)	(19)	437	(8)
Interest and other income (expense), net	33	—	201	1	(168)	(84)
Loss before income tax provision	(4,948)	(18)	(5,217)	(18)	269	(5)
Income tax provision	5	—	—	—	5	—
Net loss	$(4,953)	(18)%	$(5,217)	(18)%	$264	(5)%

              Leads.  Lead fees revenues decreased $0.5 million, or 2%, in the second quarter of 2019 compared to the second quarter of 2018 primarily as a result of a decrease in retail lead fee revenues coupled with a decrease in revenues from automotive manufacturers.

Advertising. Advertising revenues decreased $1.5 million, or 22%, in the second quarter of 2019 compared to the second quarter of 2018 as a result of a decline in click revenues associated with decreased click volume and pricing.

Other Revenues.  Other revenues consist primarily of revenues from our mobile products and revenues from our Reseller Agreement with SaleMove, which expired in November 2018. Other revenues decreased to $19,000 in the second quarter of 2019 from $131,000 in the second quarter of 2018 primarily due to lower customer utilization of the mobile product and SaleMove product.

Cost of Revenues.  Cost of revenues consists of purchase request and traffic acquisition costs and other cost of revenues. Purchase request and traffic acquisition costs consist of payments made to our purchase request providers, including internet portals and online automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including search engine optimization activity, included on our websites, connectivity costs, development costs related to our websites, technology license fees, server equipment depreciation, and technology amortization directly related to the Company Websites. Cost of revenues decreased $2.0 million, or 8%, in the second quarter of 2019 compared to the second quarter of 2018 primarily due to decreased traffic acquisition costs, a decrease in click publisher costs and a decrease in amortization expense from intangibles. Further contributing to the decrease was a decrease in costs related to headcount. These costs were shifted to operational roles at the beginning of 2019, as we determined these roles were no longer directly tied to revenue generation. Partially offsetting the decreases was an increase in SEM costs.

Sales and Marketing.  Sales and marketing expense includes costs for developing our brand equity, personnel costs, and other costs associated with automotive retail (“Dealer”) sales, website advertising, Dealer support, and bad debt expense. Sales and marketing expense in the second quarter of 2019 decreased $0.1 million, or 3%, compared to the second quarter of 2018 due primarily to a decrease in SEM expense.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the second quarter of 2019 decreased by $0.8 million, or 26%, compared to the second quarter of 2018 due primarily to lower headcount related costs.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the second quarter of 2019 increased by $0.3 million, or 7%, from the second quarter of 2018 due primarily to severance and recruiting costs.

Depreciation and Amortization.  Depreciation and amortization expense in the second quarter of 2019 did not materially change when compared to the second quarter of 2018.

 Interest and Other Income (Expense), Net.  Interest and other income was approximately $33,000 for the second quarter of 2019 compared to interest and other expense of approximately $0.2 million in the second quarter of 2018.  Interest expense increased to $56,000 in the second quarter of 2019 from $15,000 in the second quarter of 2018 primarily due to the Credit Agreement we entered into on April 30, 2019. During the second quarter of 2019, we borrowed $16.9 million on the revolving loan, all of which was paid back as of June 30, 2019. Interest expense includes interest on outstanding borrowings and the amortization of debt issuance costs. Refer to Note 9, “Credit Facility” of our notes to unaudited condensed consolidated financial statements included elsewhere in this report for further information.

Income Taxes. Income tax expense was $5,000 in the second quarter of 2019 compared to zero in 2018.  Income tax expense for the second quarter of 2019 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

 Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table sets forth certain statement of operations data for the six-month periods ended June 30, 2019 and 2018 (certain amounts may not calculate due to rounding):

	2019	% of Total Revenues	2018	% of Total Revenues	Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$47,389	81%	$46,291	75%	$1,098	2%
Advertising	11,310	19	15,037	24	(3,727)	(25)
Other revenues	47	—	313	1	(266)	(85)
Total revenues	58,746	100	61,641	100	(2,895)	(5)
Cost of revenues	47,605	81	48,423	79	(818)	(2)
Gross profit	11,141	19	13,218	21	(2,077)	(16)
Operating expenses:
Sales and marketing	5,834	10	6,764	11	(930)	(14)
Technology support	4,962	8	6,351	10	(1,389)	(22)
General and administrative	8,316	14	8,340	14	(24)	—
Depreciation and amortization	2,440	4	2,323	4	117	5
Goodwill impairment	—	—	5,133	8	(5,133)	(100)
Total operating expenses	21,552	37	28,911	47	(7,359)	(25)
Operating loss	(10,411)	(18)	(15,693)	(26)	5,282	(34)
Interest and other income (expense), net	103	—	201	1	(98)	(49)
Loss before income tax provision	(10,308)	(18)	(15,492)	(25)	5,184	(33)
Income tax provision	5	—	4	—	1	25
Net loss	$(10,313)	(18)%	$(15,496)	(25)%	$5,183	(33)%

Leads.  Lead fees revenues increased $1.1 million, or 2%, in the first six months of 2019 compared to the first six months of 2018 primarily as a result of an increase in revenues from automotive manufacturers offset by declines in retail lead fee revenues.

Advertising. Advertising revenues decreased $3.7 million, or 25%, in the first six months of 2019 compared to the first six months of 2018 due to a decline in click revenues associated with decreased click revenue volume and pricing.

Other Revenues.   Other revenues decreased to $47,000 in the first six months of 2019 from $0.3 million in the first six months of 2018 primarily due to lower customer utilization of the mobile product and SaleMove product.

Cost of Revenues.  Cost of revenues decreased $0.8 million, or 2%, in the first six months of 2019 compared to the first six months of 2018 primarily due to decreased traffic acquisition costs, a decrease in click publisher costs and a decrease in amortization expense from intangibles. Further contributing to the decrease was a decrease in costs related to headcount. These costs were shifted to operational roles at the beginning of 2019, as we determined these roles were no longer directly tied to revenue generation. Partially offsetting the decreases was an increase in SEM costs.

 Sales and Marketing.  Sales and marketing expense in the first six months of 2019 decreased $0.9 million, or 14%, compared to the first six months of 2018 due primarily to a decrease in SEM and tradeshow expense, partially offset by compensation and benefits expense related to headcount previously included in cost of revenues. Further, the 2019 period does not include severance related costs which were incurred in the 2018 period.

Technology Support. Technology support expense in the first six months of 2019 decreased by $1.4 million, or 22%, compared to the first six months of 2018 due primarily to lower headcount related costs, partially offset by an increase in consulting fees.

General and Administrative. General and administrative expense in the first six months of 2019 decreased approximately $24,000, or less than 1%, from the first six months of 2018 due primarily to severance costs in the prior year period related to the termination of the Company’s former chief executive officer, offset by an increase in professional fees during the current year period.

Depreciation and Amortization.  Depreciation and amortization expense in the first six months of 2018 increased $0.1 million to $2.4 million compared to $2.3 million in the first six months of 2018.

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

Interest and Other Income (Expense), Net.  Interest and other income was $0.1 million for the first six months of 2019 compared to interest and other income of $0.2 million in the first six months of 2018.  Interest expense was $0.1 million in the first six months of 2019 and 2018.

Income Taxes. Income tax expense was approximately $5,000 in the first six months of 2019 compared to approximately $4,000 in the first six months of 2018.  Income tax expense for the first six months of 2019 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the six months ended June 30, 2019 and 2018:
	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by operating activities	$(5,571)	$1,271
Net cash used in investing activities	(990)	(267)
Net cash used in financing activities	(592)	(7,726)

Our principal sources of liquidity are our cash and cash equivalents balances and borrowings under the $25 million Credit Agreement.  Our cash and cash equivalents and restricted cash totaled $6.4 million as of June 30, 2019 compared to $13.6 million as of December 31, 2018. As of June 30,2019, the Company had a net loss of $10.3 million. The net loss is primarily attributable to operating expenses of $2l.6 million during the six months ended June 30, 2019. The Company used net cash in operations of $5.6 million for the six months ended June 30, 2019. As of June 30, 2019, the Company had an accumulated deficit of $338.0 million and stockholders' equity of $24.7 million.

              The Company has developed a strategic plan focused on improving operating performance in the future that includes modernizing and upgrading its technology and systems, pursuing business objectives and responding to business opportunities, developing new or improving existing products and services and enhancing operating infrastructure. The plan's objective is for the Company to generate positive cash flows by the fourth quarter of 2019. However, there is no assurance that the Company will be able to achieve this objective. Also, the Company entered into the Credit Agreement discussed above that is expected to be used to partially fund operations. However, if the Company continues to experience losses and becomes unable to comply with the financial covenants in the Credit Agreement, the Company may be unable to borrow funds under this credit facility.

The Company believes that current cash reserves and operating cash flows will be sufficient to sustain operations into at least the third quarter of 2020. If the Company's plans are unsuccessful, it may need to seek to satisfy its future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions. However, there is no assurance that the Company will be successful in satisfying its future cash needs such that the Company will be able to continue operations.

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

For information concerning our Credit Agreement and revolving bank loan, see Note 9, Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net Cash (Used in) Provided by Operating Activities.   Net cash used in operating activities in the six months ended June 30, 2019 of $5.6 million resulted primarily from net loss of $10.3 million, offset by depreciation and amortization of $3.5 million, stock compensation expense of $1.1 million and other non-cash charges of $0.2 million, and a $0.1 million net decrease in net working capital.

Net cash provided by operating activities in the six months ended June 30, 2018 of $1.3 million resulted primarily from net loss of $15.5 million, as adjusted for non-cash charges.  We also had net increases in working capital, driven by a decrease in our accounts receivable balance related to the timing of payments received accompanied by an increase in accounts payable of $1.8 million and an increase in accrued liabilities of $0.7 million primarily related to accruals of annual incentive compensation accrued during the first six months of 2018, but not paid until 2019.

Net Cash Used in Investing Activities.  Net cash used in investing activities was approximately $1.0 million in the six months ended June 30, 2019 which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software.

Net cash used in investing activities was $0.3 million in the six months ended June 30, 2018 which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software offset by $0.1 million in proceeds from the sale of the SaleMove investment.

Net Cash Used in Financing Activities.  Net cash used in financing activities of $0.6 million in the six months ended June 30, 2019 primarily related to a $1.0 million repayment of the AutoUSA Note, offset by proceeds of $0.4 million from the exercise of stock options.

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

Off-Balance Sheet Arrangements

At June 30, 2019, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the “Exchange Act”) as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2019, and for the six months then ended, the Company had cash and cash equivalents of $1.4 million and a net loss of $10.3 million. The net loss is primarily attributable to operating expenses of $2l.6 million during the six months ended June 30, 2019. The Company used net cash in operations of $5.6 million for the six months ended June 30, 2019. As of June 30, 2019, the Company had an accumulated deficit of $338.0 million and stockholders' equity of $24.7 million. The Company has developed a strategic plan with the objective for the Company to generate positive cash flows by the fourth quarter of 2019. However, there is no assurance that the Company will be able to achieve this objective. If the Company's plans are unsuccessful, it may need to seek to satisfy its future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions. However, there is no assurance that the Company will be successful in satisfying its future cash needs such that the Company will be able to continue operations.

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

AutoWeb, Inc.

Date: August 7, 2019	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2019	By:	/s/ Wesley Ozima
Wesley Ozima
Senior Vice President, Controller
(Principal Accounting Officer)