Form 10-Q
period 2019-09-30
AutoWeb, Inc.
filed 2019-11-07
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

As of November 5, 2019, there were 13,146,831 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,092	$13,600
Restricted cash	5,038	—
Accounts receivable, net of allowances for bad debts and customer credits of $539 and $566 at September 30, 2019 and December 31, 2018, respectively	22,647	26,898
Prepaid expenses and other current assets	1,409	1,245
Total current assets	30,186	41,743
Property and equipment, net	3,377	3,181
Right-of-use assets	2,919	—
Intangible assets, net	7,964	11,976
Other assets	796	516
Total assets	$45,242	$57,416
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	14,224	17,572
Accrued employee-related benefits	1,196	3,125
Other accrued expenses and other current liabilities	2,092	2,204
Current portion of lease liabilities	1,398	—
Current convertible note payable	—	1,000
Total current liabilities	18,910	23,901
Borrowings under revolving credit facility	1,036	—
Lease liabilities, net of current portion	1,663	—
Total liabilities	21,609	23,901
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 11,445,187 shares authorized
Series A Preferred stock, none issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized, and 13,146,831 and 12,960,450 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	13	13
Additional paid-in capital	363,388	361,218
Accumulated deficit	(339,768)	(327,716)
Total stockholders’ equity	23,633	33,515
Total liabilities and stockholders’ equity	$45,242	$57,416

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Amounts in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues:
Lead generation	$22,564	$24,986	$69,953	$71,277
Digital advertising	5,968	6,606	17,278	21,643
Other revenues	20	103	67	416
Total revenues	28,552	31,695	87,298	93,336
Cost of revenues	22,645	26,278	70,249	74,702
Cost of revenues - impairment	—	9,014	—	9,014
Gross profit (loss)	5,907	(3,597)	17,049	9,620
Operating expenses:
Sales and marketing	2,632	3,333	8,450	10,096
Technology support	1,819	4,303	6,797	10,653
General and administrative	2,112	3,639	10,429	11,980
Depreciation and amortization	1,200	1,172	3,640	3,495
Goodwill impairment	—	—	—	5,133
Long-lived asset impairment	—	1,968	—	1,968
Total operating expenses	7,763	14,415	29,316	43,325
Operating loss	(1,856)	(18,012)	(12,267)	(33,705)
Interest and other income (expense), net	117	(24)	220	178
Loss before income tax provision	(1,739)	(18,036)	(12,047)	(33,527)
Income tax provision	—	—	5	4
Net loss and comprehensive loss	$(1,739)	$(18,036)	$(12,052)	$(33,531)

Basic loss per common share	$(0.13)	$(1.41)	$(0.92)	$(2.64)

Diluted loss per common share	$(0.13)	$(1.41)	$(0.92)	$(2.64)

 See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

Three Months Ended September 30, 2018
	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2018	12,947,950	$13	—	$—	$358,898	$(304,396)	$54,515
Share-based compensation	—	—	—	—	1,797	—	1,797
Issuance of common stock upon exercise of stock options	1,000	—	—	—	4	—	4
Net loss	—	—	—	—	—	(18,036)	(18,036)
Balance at September 30, 2018	12,948,950	$13	—	$—	$360,699	$(322,432)	$38,280

Three Months Ended September 30, 2019
	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2019	13,146,831	$13	—	$—	$362,737	$(338,029)	$24,721
Share-based compensation	—	—	—	—	651	—	651
Net loss	—	—	—	—	—	(1,739)	(1,739)
Balance at September 30, 2019	13,146,831	$13	—	$—	$363,388	$(339,768)	$23,633

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY CONTINUED
(in thousands, except share data)

Nine Months Ended September 30, 2018
	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	13,059,341	$13	—	$—	$356,054	$(288,900)	$67,167
Share-based compensation	—	—	—	—	4,366	—	4,366
Issuance of common stock upon exercise of stock options	16,967	—	—	—	78	—	78
Cancellation of restricted stock	(188,333)	—	—	—	—	—	—
Issuance of common stock	60,975	—	—	—	200	—	200
Net loss	—	—	—	—	—	(33,531)	(33,531)
Balance at September 30, 2018	12,948,950	$13	—	$—	$360,698	$(322,431)	$38,280

Nine Months Ended September 30, 2019
	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	12,960,450	$13	—	$—	$361,218	$(327,716)	$33,515
Share-based compensation	—	—	—	—	1,762	—	1,762
Issuance of common stock upon exercise of stock options	213,048	—	—	—	408	—	408
Cancellation of restricted stock	(26,667)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(12,052)	(12,052)
Balance at September 30, 2019	13,146,831	$13	—	$—	$363,388	$(339,768)	$23,633

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,052)	$(33,531)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,256	6,534
Goodwill impairment	—	5,133
Intangible asset impairment	—	9,014
Provision for bad debts	198	216
Provision for customer credits	113	177
Share-based compensation	1,762	4,365
Right-of-use assets	1,306	—
Lease liabilities	(1,309)	—
Gain on sale of investment	(250)	(25)
Long-lived asset impairment	—	1,968
Change in deferred tax asset	—	692
Changes in assets and liabilities:
Accounts receivable	3,940	251
Prepaid expenses and other current assets	(164)	532
Other assets	(280)	(615)
Accounts payable	(3,348)	3,860
Accrued expenses and other current liabilities	(2,006)	686
Net cash used in operating activities	(6,834)	(743)
Cash flows from investing activities:
Payments for property and equipment	(1,330)	(828)
Proceeds from sale of investment	250	125
Net cash used in investing activities	(1,080)	(703)
Cash flows from financing activities:
Borrowings under revolving credit facility	46,740	—
Principal payments on revolving credit facility	(45,704)	(8,000)
Payments on convertible note	(1,000)	—
Proceeds from issuance of common stock	—	200
Proceeds from exercise of stock options	408	77
Net cash provided by (used in) financing activities	444	(7,723)
Net decrease in cash and cash equivalents and restricted cash	(7,470)	(9,169)
Cash and cash equivalents and restricted cash, beginning of period	13,600	24,993
Cash and cash equivalents and restricted cash, end of period	$6,130	$15,824

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$13,600	$24,993
Restricted cash at beginning of period	—	—
Cash and cash equivalents and restricted cash at beginning of period	$13,600	$24,993

Cash and cash equivalents at end of period	$1,092	$15,824
Restricted cash at end of period	5,038	—
Cash and cash equivalents and restricted cash at end of period	$6,130	$15,824

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$—
Cash refunds for income taxes	$124	$—
Cash paid for interest	$101	$103

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

The Company’s consumer-facing automotive websites (“Company Websites”) provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to connect with Dealers regarding purchasing or leasing vehicles (“Leads”). Leads are internally-generated from Company Websites or acquired from third parties that generate Leads from their websites. The Company’s click traffic referral program provides consumers who are shopping for vehicles online with targeted offers based on make, model and geographic location. As these consumers conduct online research on Company Websites or on the site of one of the Company’s network of automotive publishers, they are presented with relevant offers on a timely basis and, upon the consumer clicking on the displayed advertisement, are sent to the appropriate website location of one of the Company’s Dealer, Manufacturer or digital advertising customers.

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

2. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  AutoWeb has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The unaudited condensed consolidated statements of operations and comprehensive loss and cash flows for the periods ended September 30, 2019 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2018 Form 10-K.

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation. References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.

Restricted cash primarily consists of cash pledged pursuant to the Credit Agreement (See Note 9).

As of September 30, 2019, and for the nine months then ended, the Company had cash and cash equivalents of $1.1 million and a net loss of $12.1 million. The net loss is primarily attributable to operating expenses of $29.3 million during the nine months ended September 30, 2019. The Company used net cash in operations of $6.8 million for the nine months ended September 30, 2019. As of September 30, 2019, the Company had an accumulated deficit of $339.8 million and stockholders' equity of $23.6 million.

 The Company has developed a strategic plan focused on improving operating performance in the future that includes modernizing and upgrading its technology and systems, pursuing business objectives and responding to business opportunities, developing new or improving existing products and services, and enhancing operating infrastructure. The plan's objective is for the Company to generate sustainable profitability throughout 2020. However, there is no assurance that the Company will be able to achieve this objective. Also, the Company entered into the Credit Agreement discussed in Note 9 below that is expected to be used to partially fund operations. However, if the Company continues to experience losses and becomes unable to comply with the financial covenants in the Credit Agreement, the Company may be unable to borrow funds under this credit facility.

The Company believes that current cash reserves and operating cash flows will be sufficient to sustain operations through at least the third quarter of 2020. If the Company's plans are unsuccessful, it may need to seek to satisfy its future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions. However, there is no assurance that the Company will be successful in satisfying its future cash needs such that the Company will be able to continue operations.

3.  Recent Accounting Pronouncements

Issued but not yet adopted by the Company

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”). ASU 2018-15 was issued to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company is currently evaluating the impact of adopting the updated provisions that are effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Consolidated Financial Statements.

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

Accounting Standards Codification 842 “Leases.” In February 2016, ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”) was issued. This ASU was issued to increase transparency and comparability among organizations by requiring lessees to (i) recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet to represent the right to use the leased asset for the lease term and the obligation to make lease payments, and (ii) disclose key information about leasing arrangements. Some changes to the lessor accounting guidance were made to align both of the following: (i) the lessor accounting guidance with certain changes made to the lessee accounting guidance, and (ii) key aspects of the lessor accounting model with revenue recognition guidance.

The Company adopted the ASU 842 effective January 1, 2019 utilizing the modified retrospective approach for adoption for all leases that existed at or commenced after the date of initial application with an option to use certain practical expedients. The package of practical expedients allowed the Company to not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any expired or existing leases. The Company also used (i) hindsight when evaluating contractual lease options, (ii) the practical expedient that allows lessees to treat lease and non-lease components of leases as a single lease component, and (iii) the portfolio approach which allows similar leased assets to be grouped and accounted for together. In addition, the Company implemented additional internal controls to evaluate future transactions in accordance with the standard.

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

SEC Release No. 33-10532, Disclosure Update and Simplification. In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018, and the Company adopted the requirements in the first quarter of 2019. See “Unaudited Condensed Consolidated Statements of Stockholders’ Equity.”

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

The Company has three main revenue sources – Lead generation, digital advertising, and other revenue. Accordingly, the Company recognizes revenue for each source as described below:

●
Lead generation – paid by Dealers and Manufacturers participating in the Company’s Lead programs and are comprised of Lead transaction and/or monthly subscription fees. Lead generation is recognized in the period when service is provided.

●
Digital advertising – fees paid by Dealers, Manufacturers and third-party wholesale suppliers for (i) the Company’s click traffic program, (ii) display advertising on the Company’s websites and (iii) email and other direct marketing. Revenue is recognized in the period advertisements are displayed on the Company’s websites or the period in which clicks have been delivered, as applicable. The Company recognizes gross revenue from the delivery of action-based advertisement in the period in which a user takes the action for which the marketer contracted with the Company. For advertising revenue arrangements where the Company is not the principal, the Company recognizes revenue on a net basis.

●
Other revenues – consists primarily of revenues from the Company’s mobile products and revenues from the Company’s Reseller Agreement with SaleMove, Inc. Revenue is recognized in the period in which products or services are sold.

Variable Consideration

Leads are generally sold with a right-of-return for services that do not meet customer requirements as specified by the relevant contract. Rights-of-return are estimable, and provisions for estimated returns are recorded as a reduction in revenue by the Company in the period revenue is recognized, and thereby accounted for as variable consideration. The Company includes the allowance for customer credits in its net account receivable balances on the Company’s balance sheet at period end. Allowances for customer credits were approximately $88,000 and $121,000 at September 30, 2019 and December 31, 2018, respectively.

Contract Assets and Contract Liabilities

Unbilled Revenue

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing. From time-to-time, the Company may have balances on its balance sheet representing revenue that has been recognized by the Company upon satisfaction of performance obligations and earning a right to receive payment. These not-yet invoiced receivable balances are driven by the timing of administrative transaction processing, and are not indicative of partially complete performance obligations, or unbilled revenue. Unbilled revenue represents revenue that is partially earned, whereby control of promised services has not yet transferred to the customer, and for which the Company has not earned the complete right to payment. The Company had zero unbilled revenue included in its consolidated balance sheets as of September 30, 2019 and December 31, 2018.

Deferred Revenue

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying its performance obligations, including amounts which are refundable. Such activity is not a common practice of operation for the Company.  The Company had zero deferred revenue included in its consolidated balance sheets as of September 30, 2019 and December 31, 2018. Generally, payment terms within the Company’s customer contracts include a requirement of payment within 30 to 60 days from date of invoice. Typically, customers make payments after receipt of invoice for billed services, and less typically, in advance of rendered services.

The Company has not made any significant changes in applying ASC 606 during the nine months ended September 30, 2019.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by revenue source and has determined that disaggregating revenue into these categories sufficiently depicts the differences in the nature, amount, timing, and uncertainty of revenue streams. The Company has three main sources of revenue: lead generation, digital, advertising, and other revenues.

The following table summarizes revenue from contracts with customers, disaggregated by revenue source, for the three and nine months ended September 30, 2019 and 2018. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Lead generation	$22,564	$24,986	$69,953	$71,277
Digital advertising
Clicks	4,948	5,559	14,463	18,020
Display and other advertising	1,020	1,047	2,815	3,623
	5,968	6,606	17,278	21,643

Other revenues	20	103	67	416
Total revenues	$28,552	$31,695	$87,298	$93,336

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

The following are the share amounts utilized to compute the basic and diluted net loss per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic Shares:
Weighted average common shares outstanding	13,146,831	12,948,150	13,093,649	12,959,666
Weighted average unvested restricted stock	(32,790)	(161,413)	(43,114)	(249,084)
Basic Shares	13,114,041	12,786,737	13,050,535	12,710,582

Diluted Shares:
Basic shares	13,114,041	12,786,737	13,050,535	12,710,582
Weighted average dilutive securities	—	—	—	—
Diluted Shares	13,114,041	12,786,737	13,050,535	12,710,582

For the three and nine months ended September 30, 2019 and 2018, the Company’s basic and diluted numbers of shares are the same because the Company generated a net loss for the period and potentially dilutive securities are excluded from diluted net loss per share because they have an anti-dilutive impact.

For the three and nine months ended September 30, 2019, 4.6 million and 4.6 million of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share, respectively. For the three and nine months ended September 30, 2018, 4.0 million and 4.3 million of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share, respectively.

 6. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Share-based compensation expense:
Cost of revenues	$—	$2	$—	$21
Sales and marketing	130	520	268	904
Technology support	52	886	145	1,213
General and administrative	469	388	1,349	2,228
Share-based compensation costs	651	1,796	1,762	4,366

Amount capitalized to internal use software	—	—	—	1
Total share-based compensation costs	$651	$1,796	$1,762	$4,365

During the three and nine months ended September 30, 2019 and 2018, certain awards were modified or accelerated in connection with the termination of employment of certain former officers of the Company. In accordance with the terms of applicable award agreements and/or consulting agreements, the vesting of certain awards was accelerated, and the terms of certain awards were modified. The Company recorded $0.1 million and $1.2 million of expense related to the acceleration or modification of certain awards during the three months ended September 30, 2019 and 2018, respectively. The Company recorded $0.1 million and $2.1 million of expense related to the acceleration or modification of certain awards during the nine months ended September 30, 2019 and 2018, respectively.

Stock Options.  The Company granted the following stock options for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Number of stock options granted	470,000	33,000	1,632,883	1,749,700
Weighted average grant date fair value	$1.68	$1.65	$1.78	$1.83
Weighted average exercise price	$3.15	$3.04	$3.34	$3.29

These options are valued using a Black-Scholes option pricing model and generally have service-based vesting that vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period, and vesting will be accelerated in the event of a change in control of the Company, termination without cause of an employee, and voluntary termination by an employee with good reason.

In August 2019, the Company awarded a total of 455,000 stock options of the Company’s common stock to certain officers under the 2018 Equity Incentive Plan.  In addition to the service-based vesting described above, vesting of these options is subject to the achievement of a performance condition based on the weighted average closing price of the Company’s common stock on The Nasdaq Capital Market reaching Five Dollars ($5.00). The weighted average grant date fair value of these stock options was $1.69.

The grant date fair value of stock options uses the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Dividend yield	—	—	—	—
Volatility	66%	66%	65%	68%
Risk-free interest rate	1.5%	2.9%	2.2%	2.6%
Expected life (years)	4.5	4.5	4.4	4.5

Stock option exercises.  The following stock options were exercised during the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Number of stock options exercised	—	1,000	213,048	16,967
Weighted average exercise price	$—	$1.75	$1.92	$4.51

7. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consist of the following:

	September 30, 2019	December 31, 2018

Computer software and hardware	$12,475	$11,393
Capitalized internal use software	6,585	6,228
Furniture and equipment	1,743	1,743
Leasehold improvements	1,613	1,613
	22,416	20,977
Less—Accumulated depreciation and amortization	(19,039)	(17,796)
Property and Equipment, net	$3,377	$3,181

Concentration of Credit Risk and Risks Due to Significant Customers.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are primarily maintained with high credit quality financial institutions in the United States. Deposits held by banks exceed the amount of insurance provided for such deposits. Deposits not subject to a controlled account agreement with our lender may be redeemed upon demand.

 Accounts receivable are primarily derived from fees billed to Dealers and Manufacturers.  The Company generally requires no collateral to support its accounts receivables and maintains an allowance for bad debts for potential credit losses.

The Company has a concentration of credit risk with its automotive industry-related accounts receivable balances. Approximately 30%, or $6.8 million, of gross accounts receivable at September 30, 2019, and approximately 24% of total revenues for the nine months ended September 30, 2019, are related to Urban Science Applications (which represents Acura, Honda, Nissan, Infiniti, Subaru, Toyota and Volvo) and General Motors. For 2018, approximately 51%, or $13.2 million, of gross accounts receivables at September 30, 2018, and approximately 42% of total revenues for the nine months ended September 30, 2018, is related to Urban Science Applications, Trilogy, General Motors and Media.net Advertising.

Intangible Assets.  The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.

The Company’s intangible assets are amortized over the following estimated useful lives:

		September 30, 2019			December 31, 2018
Definite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trademarks/ trade names/ licenses/ domains	3 - 7 years	$16,589	$(15,312)	$1,277	$16,589	$(14,914)	$1,675
Customer relationships	2 - 5 years	19,563	(18,342)	1,221	19,563	(15,544)	4,019
Developed technology	5 - 7 years	8,955	(5,689)	3,266	8,955	(4,873)	4,082
		$45,107	$(39,343)	$5,764	$45,107	$(35,331)	$9,776

		September 30, 2019			December 31, 2018
Definite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Domain	Indefinite	$2,200	$—	$2,200	$2,200	$—	$2,200

Amortization expense is included in “Cost of revenues” and “Depreciation and amortization” in the Unaudited Condensed Consolidated Statements of Operations.  Total amortization expense was $1.3 million and $4.0 million for the three and nine months ended September 30, 2019, respectively. Amortization expense was $1.6 million and $5.0 million for the three and nine months ended September 30, 2018, respectively.

Amortization expense for the remainder of the year and for future years is as follows:

Year	Amortization Expense

2019	$860
2020	2,371
2021	1,499
2022	902
2023	86
Thereafter	46
$5,764

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	September 30, 2019	December 31, 2018

Accrued employee-related benefits	$1,196	$3,125
Other accrued expenses and other current liabilities:
Other accrued expenses	933	1,346
Amounts due to customers	444	424
Other current liabilities	715	434
Total other accrued expenses and other current liabilities	2,092	2,204

Total accrued expenses and other current liabilities	$3,288	$5,329

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

Lease Liabilities.  Lease liabilities as of September 30, 2019, consist of the following:

Current portion of lease liabilities	$1,398
Long-term lease liabilities, net of current portion	1,663
Total lease liabilities	$3,061

The Company’s aggregate lease maturities as of September 30, 2019, are as follows:

Year
2019 (remaining 3 months)	$437
2020	1,279
2021	513
2022	459
2023	472
Thereafter	199
Total minimum lease payments	3,359
Less imputed interest	(298)
Total lease liabilities	$3,061

Rent expense included in operating expenses and cost of revenue was $1.5 million for the nine months ended September 30, 2019. The Company had a weighted average remaining lease term of 2.0 years and a weighted average discount rate of 5.5% as of September 30, 2019. Rent expense included in operating expenses for the nine months ended September 30, 2018 was $1.2 million under ASC 840, the predecessor to ASC 842. In June 2017, the Company subleased one of its buildings to a third party for the remainder of the lease term which expired in February 2019. Rent expense for the nine months ended September 30, 2019 and 2018 is net of sublease income of approximately $26,000 and $114,000, respectively. As of September 30, 2019, the Company did not have any additional operating leases that have not yet commenced.

9. Credit Facility

On April 30, 2019, the Company entered into a $25.0 million Revolving Credit and Security Agreement ("Credit Agreement" or “Revolving Loan”) with PNC Bank, N.A. (“PNC”) as agent, and the Company’s U.S. subsidiaries Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc., as Guarantors (“Company Subsidiaries”). The obligations under the Credit Agreement are guaranteed by the Company Subsidiaries and secured by a first priority lien on all of the Company’s and the Company Subsidiaries’ tangible and intangible assets. The Credit Agreement provides a subfacility of up to $5.0 million for letters of credit. The Credit Agreement expires on April 30, 2022. As of September 30, 2019, the Company had $1.0 million outstanding under its credit facility. Financing costs related to the credit facility, net of accumulated amortization, of approximately $0.3 million, have been deferred over the initial term of the loan and are included in other assets as of September 30, 2019.

The interest rates per annum applicable to borrowings under the Credit Agreement will be, at the Company’s option (subject to certain conditions), equal to either a domestic rate (“Domestic Rate Loans”) or a LIBOR rate for one, two, or three-month interest periods chosen by the Company (“LIBOR Rate Loans”), plus the applicable margin percentage of 2% for Domestic Rate Loans and 3% for LIBOR Rate Loans. The domestic rate for Domestic Rate Loans will be the highest of (i) the base commercial lending rate of Lender, (ii) the overnight bank funding rate plus 0.50%, or (iii) the LIBOR rate plus 1.00% so long as the daily LIBOR rate is offered, ascertainable and not unlawful. The Credit Agreement also provides for commitment fees ranging from 0.5% to 1.5% applied to unused funds (with the applicable fee based on quarterly average borrowings), but with the fees fixed at 1.5% until September 30, 2019. Fees for Letters of Credit are equal to 3% for LIBOR Rate Loans, with a fronting fee for each Letter of Credit in an amount equal to 0.5% of the daily average aggregate undrawn amount of all Letters of Credit outstanding.

The Credit Agreement contains customary representations and warranties and covenants that restrict the Company and the Company Subsidiaries from engaging in or taking various actions, including, among other things (but except as otherwise permitted by the Credit Agreement): (i) incurring or guaranteeing additional indebtedness; (ii) making any loans, investments or acquisitions; (iii) selling or otherwise transferring or disposing of assets other than in the ordinary course of business; (iv) engaging in transactions with affiliates; and (v) declaring or making distributions on their stock or other equity interests. The Company is also required to maintain a $5.0 million pledged interest-bearing deposit account with Lender until the Company’s consolidated EBITDA is greater than $10.0 million. As of September 30, 2019, the Company had restricted cash related to the credit facility of approximately $5.0 million. The restricted cash accrues interest at a variable rate currently averaging 1.82% per annum.

On October 29, 2019, the Company, the Company Subsidiaries and PNC entered into a First Amendment to the Credit Agreement (“Credit Agreement First Amendment”) that provides for an amended financial covenant related to the Company’s minimum required EBITDA (as defined in the Credit Agreement). This amended financial covenant requires the Company to maintain its consolidated EBITDA (as defined in the Credit Agreement) at stated minimum levels (i) of $0.7 million for the quarter ended September 30, 2019; (ii) $250,000 for the month of October 2019; (iii) $600,000 for the two-months ending November 31, 2019; and ranging from $3.6 million to $7.5 million for the later periods set forth in the Credit Agreement First Amendment during the remaining term of the Credit Agreement. In addition, the Credit Agreement First Amendment adds a new financial covenant requiring the Company to maintain at least a 1.20 to 1.00 Fixed Charge Coverage Ratio (as defined in the Credit Agreement First Amendment) for the periods set forth in the Credit Agreement First Amendment. If the Company fails to comply with the minimum EBITDA requirements or the Fixed Charge Coverage Ratio, the Company has the right to cure (“Cure Right”) through the application of the proceeds from the sale of new equity interests in the Company, subject to the conditions set forth in the Credit Agreement First Amendment. The Cure Right may not be exercised more than three times during the term of the Credit Agreement and any proceeds from a sale of equity interests must not be less than the greater of (i) the amount required to cure the applicable default; and (ii) $500,000.

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

Due to overall cumulative losses incurred in recent years, the Company maintained a valuation allowance against its deferred tax assets as of September 30, 2019 and December 31, 2018.

The Company’s effective tax rate for the nine months ended September 30, 2019 differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of a valuation allowance recorded against the Company's existing tax assets.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.5 million as of September 30, 2019, all of which, if subsequently recognized, would have affected the Company's tax rate.

As of September 30, 2019, and December 31, 2018, there was no balance of accrued interest and penalties related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other current liabilities in the Company’s condensed consolidated balance sheets. There were no material interest or penalties included in income tax expenses for the three and nine months ended September 30, 2019 and 2018.

The Company is subject to taxation in the U.S. and in various foreign and state jurisdictions. Due to expired statutes of limitation, the Company’s federal income tax returns for years prior to calendar year 2015 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state jurisdictions where the Company does business, periods prior to calendar year 2015 are no longer subject to examination. However, the net operating loss carryforward may be able to be adjusted up to 3 years from when the NOL is utilized for federal income tax purposes and 3-4 years for state income tax purposes. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

Overview

Total revenues in the first nine months of 2019 were $87.3 million compared to $93.3 million in the first nine months of 2018. The decline in total revenues was the result of a strategic shift made in Q1 2019 to prioritize internal traffic acquisition processes on obtaining higher quality impressions that would yield increased gross profit margins, as opposed to a prior focus on raw lead volume. This caused a reduction in gross impressions and flat volume that then contributed to decreased click revenue, as there were fewer page views to present our click product. Digital advertising revenue was also impacted by lower revenue per click, and a decrease in display advertising revenue. We continue to work with our traffic suppliers to optimize our search engine marketing (“SEM”) methodologies and further grow our high-quality traffic streams. We are also investing in and testing new traffic acquisition strategies and enhanced mobile consumer experiences. Further, we continue to invest in our pay per click approach, to improve the consumer, revenue customer, and financial performance of that product. We do not expect desktop and mobile display advertising to be a major area of focus for us in the future, as it represents a secondary, not primary, stream of revenue.

With a more efficient traffic acquisition model emerging, our plan for 2020 is to grow impressions, improve conversion, expand distribution, and increase capacity. We believe that this focus, along with plans to develop new, innovative products, will create opportunities for improved quality of delivery and strengthen our position for revenue growth. Following our 2018 strategic realignment of our operations, we now have our full senior leadership team in place, which we believe will increase the pace of change and improve operational execution.

              With respect to the automotive industry, we expect total vehicle sales and the seasonally-adjusted annual rate to be down in 2019. LMC Automotive has forecasted 2019 U.S. total light vehicle sales and retail light-vehicle sales at 17.0 million and 13.7 million, respectively, representing declines in U.S. total light vehicle sales and retail light-vehicle sales of 1.9% and 1.5%, respectively, over 2018 sales. New vehicle retail sales in Q3 of this year are projected to reach 3,622,500, flat compared to Q3 2018. In contrast, new-vehicle retail sales in the first half of the year were down 2.9%. We believe it will be difficult for Manufacturers to maintain their historic volumes due to affordability challenges with interest rates and overall less Manufacturer incentives. However, we continue to believe we can operate well in this environment as we believe Dealers will seek out their highest return on investment marketing channels to drive sales. With our detailed attribution and product quality improvements, we believe we will continue to have a strong place in their marketing budgets as we believe we are one of the most efficient marketing channels available to them.

Although we are not able at this time to disclose specific full year 2019 financial performance with detail or accuracy, we do anticipate volatility in our total revenues while cost of revenues continues to decline yielding higher gross profit, and higher gross margin for 2019, as compared to full year 2018. During the first nine months of 2019, our cash used by operations increased as we invested in our people, products and technology. These initiatives have allowed us to reduce our office footprint and eliminate certain other positions to further reduce staffing costs beginning in the third quarter of 2019.

We continue to evaluate options to improve our ongoing liquidity and balance sheet through non-dilutive measures and continue to have availability under the revolving credit facility that we entered into on April 30, 2019.

Results of Operations

 Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

The following table sets forth certain statement of operations data for the three-month periods ended September 30, 2019 and 2018 (certain balances and calculations have been rounded for presentation):

	2019	% of Total Revenues	2018	% of Total Revenues	Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead generation	$22,564	79%	$24,986	79%	$(2,422)	(10)%
Digital advertising	5,968	21	6,606	21	(638)	(10)
Other revenues	20	—	103	—	(83)	(81)
Total revenues	28,552	100	31,695	100	(3,143)	(10)
Cost of revenues	22,645	79	26,278	83	(3,633)	(14)
Cost of revenues - impairment	—	—	9,014	28	(9,014)	(100)
Gross profit	5,907	21	(3,597)	(11)	9,504	(264)
Operating expenses:
Sales and marketing	2,632	9	3,333	11	(701)	(21)
Technology support	1,819	6	4,303	14	(2,484)	(58)
General and administrative	2,112	7	3,639	11	(1,527)	(42)
Depreciation and amortization	1,200	4	1,172	4	28	2
Long-lived asset impairment	—	—	1,968	6	(1,968)	(100)
Total operating expenses	7,763	27	14,415	45	(6,652)	(46)
Operating loss	(1,856)	(6)	(18,012)	(57)	16,156	(90)
Interest and other income (expense), net	117	—	(24)	—	141	(588)
Loss before income tax provision	(1,739)	(6)	(18,036)	(57)	16,297	(90)
Income tax provision	—	—	—	—	—	—
Net loss	$(1,739)	(6)%	$(18,036)	(57)%	$16,297	(90)%

Lead Generation.  Lead generation revenues decreased $2.4 million, or 10%, in the third quarter of 2019 compared to the third quarter of 2018 primarily as a result of a decrease in retail lead fee revenues coupled with a decrease in revenues from automotive manufacturers.

Digital Advertising. Digital advertising revenues decreased $0.6 million, or 10%, in the third quarter of 2019 compared to the third quarter of 2018 primarily as a result of a $0.6 million decrease in click revenues associated with decreased click volume and pricing.

Other Revenues.  Other revenues consist primarily of revenues from our mobile products and revenues from our Reseller Agreement with SaleMove, which expired in November 2018. Other revenues decreased to $20,000 in the third quarter of 2019 from $103,000 in the third quarter of 2018 primarily due to lower customer utilization of the mobile product and SaleMove product.

Cost of Revenues.  Cost of revenues consists of purchase request and traffic acquisition costs and other cost of revenues. Purchase request and traffic acquisition costs consist of payments made to our purchase request providers, including internet portals and online automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including search engine optimization activity, included on our websites, connectivity costs, development costs related to our websites, technology license fees, server equipment depreciation, and technology amortization directly related to affiliated websites. Cost of revenues decreased $3.6 million, or 14%, in the third quarter of 2019 compared to the third quarter of 2018 primarily due to a $1.5 million decrease in SEM costs, $0.8 million decrease in purchase requests and other traffic acquisition costs, $0.4 million decrease in amortization expense from intangibles, a $0.4 million decrease in click publisher costs and a $0.1 million decrease in the amortization of internal use software. Further contributing to the decrease was a $0.4 million decrease in costs related to headcount. These costs were shifted to operational roles at the beginning of 2019, as we determined these roles were no longer directly tied to revenue generation.

Cost of Revenues-Impairment. Cost of revenues-impairment consists of impairment charges on definite-lived intangible assets which are directly related to websites or technology that generate revenue for us. We make judgments about the recoverability of purchased intangible assets with definite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with definite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. In the third quarter of 2018, we decided to terminate the platform support provision of an existing perpetual license used to support our websites, significantly impacting the usability of the asset. As a result, in the quarter ended September 30, 2018, we recorded charges of approximately $9.0 million in connection with the impairment of this long-lived asset to cost of revenues-impairment. We did not have a comparable charge in the same period for 2019.

Sales and Marketing.  Sales and marketing expense include costs for developing our brand equity, personnel costs, and other costs associated with automotive retail (“Dealer”) sales, website advertising, Dealer support, and bad debt expense. Sales and marketing expense in the third quarter of 2019 decreased $0.7 million, or 21%, compared to the third quarter of 2018 due primarily to a decrease in compensation and related benefits and the elimination of certain discretionary compensation that will not be incurred in 2019. Further contributing to this decrease was severance expense incurred during the 2018 period.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by us to enhance, manage, maintain, support, monitor and operate our websites and related technologies, and to operate our internal technology infrastructure. Technology support expense in the third quarter of 2019 decreased by $2.5 million, or 58%, compared to the third quarter of 2018 due primarily to lower headcount related costs coupled with the elimination of certain discretionary compensation that will not be incurred in 2019.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the third quarter of 2019 decreased by $1.5 million, or 42%, from the third quarter of 2018 due primarily to consulting and recruiting costs coupled with compensation and benefit related expenses and the elimination of certain discretionary compensation that will not be incurred in 2019.

Depreciation and Amortization.  Depreciation and amortization expense in the third quarter of 2019 did not materially change when compared to the third quarter of 2018.

Long-Lived Asset Impairment. We record impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired. Events that may indicate that the assets might be impaired include, but are not limited to, a significant downturn in the economy, a loss of a major customer or group of customers or a significant decrease in the market value of an asset. During the third quarter of 2018, we recorded an impairment of approximately $0.4 million related to the impairment of asset advances to SaleMove which were determined to be non-recoverable at September 30, 2018. In addition, approximately $1.6 million was recorded as an impairment on customer relationships acquired in a 2015 acquisition after an analysis showed that a significant percentage of the acquired customers were no longer part of the dealer base. We did not have a comparable charge in the same period for 2019.

 Interest and Other Income (Expense), Net.  Interest and other income was approximately $117,000 for the third quarter of 2019 compared to interest and other expense of approximately $24,000 in the third quarter of 2018.  The increase in interest income was primarily due to a $0.3 million Repurchase Agreement we entered into with GoMoto on July 30, 2019. Interest expense increased approximately $0.2 million in the third quarter of 2019 when compared to the third quarter of 2018, primarily due to the Credit Agreement we entered into on April 30, 2019. During the third quarter of 2019, we borrowed $29.8 million on the revolving loan and had principal repayments totaling $28.8 million. Interest expense includes interest on outstanding borrowings and the amortization of debt issuance costs. Refer to Note 9, “Credit Facility” of our notes to unaudited condensed consolidated financial statements included elsewhere in this report for further information.

Income Taxes. We did not record income tax expense in the third quarter of 2019 or 2018, respectively. Income tax expense for the third quarter of 2019 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following table sets forth certain statement of operations data for the nine-month periods ended September 30, 2019 and 2018 (certain balances and calculations have been rounded for presentation):

	2019	% of Total Revenues	2018	% of Total Revenues	Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead generation	$69,953	80%	$71,277	76%	$(1,324)	(2)%
Digital advertising	17,278	20	21,643	24	(4,365)	(20)
Other revenues	67	—	416	—	(349)	(84)
Total revenues	87,298	100	93,336	100	(6,038)	(6)
Cost of revenues	70,249	80	74,702	80	(4,453)	(6)
Cost of revenues - impairment	—	—	9,014	10	(9,014)	(100)
Gross profit	17,049	20	9,620	10	7,429	77
Operating expenses:
Sales and marketing	8,450	10	10,096	11	(1,646)	(16)
Technology support	6,797	8	10,653	11	(3,856)	(36)
General and administrative	10,429	12	11,980	13	(1,551)	(13)
Depreciation and amortization	3,640	4	3,495	4	145	4
Goodwill impairment	—	—	5,133	5	(5,133)	(100)
Long-lived asset impairment	—	—	1,968	2	(1,968)	(100)
Total operating expenses	29,316	34	43,325	46	(14,009)	(32)
Operating loss	(12,267)	(14)	(33,705)	(36)	21,438	(64)
Interest and other income (expense), net	220	—	178	—	42	24
Loss before income tax provision	(12,047)	(14)	(33,527)	(36)	21,480	(64)
Income tax provision	5	—	4	—	1	25
Net loss	$(12,052)	(14)%	$(33,531)	(36)%	$21,479	(64)%

Lead Generation.  Lead generation revenues decreased $1.3 million, or 2%, in the first nine months of 2019 compared to the first nine months of 2018 primarily as a result of a $4.4 million decrease in retail lead generation revenues offset by a $3.1 million increase in revenues from automotive manufacturers.

Digital Advertising. Digital advertising revenues decreased $4.4 million, or 20%, in the first nine months of 2019 compared to the first nine months of 2018 due to a $3.6 million decline in click revenues associated with decreased click revenue volume and pricing coupled with a decrease of $0.8 million associated with display advertising traffic on our websites.

Other Revenues.   Other revenues decreased to $67,000 in the first nine months of 2019 from $0.4 million in the first nine months of 2018 primarily due to lower customer utilization of the mobile product and SaleMove product.

Cost of Revenues.  Cost of revenues decreased $4.5 million, or 6%, in the first nine months of 2019 compared to the first nine months of 2018 primarily due to a $2.6 million decrease in purchase requests and other traffic acquisition costs, a $1.4 million decrease in click publisher costs and other various cost of sales, and a $1.4 million decrease in amortization expense from intangibles and software development. Further contributing to the decrease was a $1.2 million decrease in costs related to headcount. These costs were shifted to operational roles at the beginning of 2019, as we determined these roles were no longer directly tied to revenue generation. Partially offsetting the decreases was a $2.1 million increase in SEM costs.

Cost of Revenues-Impairment. Cost of revenues-impairment expense of $9.0 million incurred in the nine months ended September 30, 2018 is due to our decision to terminate the platform support provision of an existing perpetual license used to support our websites, significantly impacting the usability of the asset and resulting in an impairment charge to the related intangible asset. We did not have a comparable charge in the same period for 2019.

  Sales and Marketing.  Sales and marketing expense in the first nine months of 2019 decreased $1.6 million, or 16%, compared to the first nine months of 2018 due primarily to a decrease in SEM and tradeshow expense, partially offset by compensation and benefits expense related to headcount previously included in cost of revenues. Further contributing to this decrease was the elimination of certain discretionary compensation that will not be incurred in 2019, coupled with severance related costs which were incurred in the 2018 period.

Technology Support. Technology support expense in the first nine months of 2019 decreased by $3.9 million, or 36%, compared to the first nine months of 2018 due primarily to lower headcount related costs, coupled with the elimination of certain discretionary compensation that will not be incurred in 2019.

General and Administrative. General and administrative expense in the first nine months of 2019 decreased approximately $1.6 million, or 13%, from the first nine months of 2018 due primarily to severance costs in the prior year period, related to the termination of our former chief executive officer. Further contributing to the decrease was compensation and benefit related expenses coupled with the elimination of certain discretionary compensation that will not be incurred in 2019. Offsetting this increase was recruiting costs during the current year period.

Depreciation and Amortization.  Depreciation and amortization expense in the first nine months of 2019 increased $0.1 million to $3.6 million compared to $3.5 million in the first nine months of 2018. The increase in depreciation and amortization expense was primarily due to capitalized software projects being placed into service during the current year period.

Goodwill Impairment. We evaluated enterprise goodwill for impairment in the first nine months of 2018 due to our decreased stock price. As of March 31, 2018, the carrying value of AutoWeb was higher than its fair value based on market capitalization at that date. As a result, a non-cash impairment charge of $5.1 million was recording during the nine months ended September 30, 2018. We did not have a comparable charge in the same period for 2019.

Long-lived Asset Impairment. We record impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired. Events that may indicate that the assets might be impaired include, but are not limited to, a significant downturn in the economy, a loss of a major customer or group of customers or a significant decrease in the market value of an asset. During the third quarter of 2018, we recorded an impairment of approximately $0.4 million related to the impairment of asset advances to SaleMove which were determined to be non-recoverable at September 30, 2018. In addition, approximately $1.6 million was recorded as an impairment on customer relationships acquired in a 2015 acquisition after an analysis showed that a significant percentage of the acquired customers were no longer part of the dealer base. We did not have a comparable charge in the same period for 2019.

Interest and Other Income, Net.  Interest and other income was $0.2 million for the first nine months of 2019 and 2018, respectively. Interest expense was $0.3 million in the first nine months of 2019 compared to $0.1 million during the same time period in 2018.

Income Taxes. Income tax expense was approximately $5,000 in the first nine months of 2019 compared to approximately $4,000 in the first nine months of 2018.  Income tax expense for the first nine months of 2019 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(6,834)	$(743)
Net cash used in investing activities	(1,080)	(703)
Net cash provided by (used in) financing activities	444	(7,723)

Our principal sources of liquidity are our cash and cash equivalent balances and borrowings under the Credit Agreement.  Our cash and cash equivalents and restricted cash totaled $6.1 million as of September 30, 2019, compared to $13.6 million as of December 31, 2018. As of September 30, 2019, we had a net loss of $12.1 million. The net loss is primarily attributable to operating expenses of $29.3 million during the nine months ended September 30, 2019. We used net cash in operations of $6.8 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $339.8 million and stockholders' equity of $23.6 million.

We have developed a strategic plan focused on improving operating performance in the future that includes modernizing and upgrading our technology and systems, pursuing business objectives and responding to business opportunities, developing new or improving existing products and services and enhancing operating infrastructure. The plan's objective is for the Company to generate sustainable profitability throughout 2020. However, there is no assurance that we will be able to achieve this objective. Also, we entered into the Credit Agreement discussed above that is expected to be used to continue to partially fund operations. However, if we continue to experience losses, fail to comply with any of the financial covenants in the Credit Agreement and cannot raise sufficient equity capital to cure any such default, we will be unable to borrow funds under this credit facility.

We believe that current cash reserves and operating cash flows will be enough to sustain operations through at least the third quarter of 2020. If our plans are unsuccessful, we may need to seek to satisfy our future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions. However, there is no assurance that we will be successful in satisfying its future cash needs such that the Company will be able to continue operations.

Our future capital requirements will depend on many factors, including but not limited to, those discussed in this Item 2 and Part II, Item 1A of this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018. To the extent that our existing sources of liquidity are insufficient to fund our future activities, we may need to engage in equity or additional or alternative debt financings to secure additional funds. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

For information concerning our Credit Agreement, see Note 9, Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net Cash Used in Operating Activities 2019.   Net cash used in operating activities in the nine months ended September 30, 2019 of $6.8 million resulted primarily from net loss of $12.1 million, offset by depreciation and amortization of $5.3 million, stock compensation expense of $1.8 million and other non-cash charges of $0.3 million, partially offset by a $1.8 million net increase in net working capital and a $0.3 million gain on the sale of an investment.

Net Cash Used in Operating Activities 2018.   Net cash used in operating activities totaled $0.7 million for the nine months ended September 30, 2018.  This decrease in cash provided by operating activities was driven by a decrease in gross profit, an increase in compensation charges incurred as a result of organizational headcount changes, and increased payments on technology enhancements, partially offset by a decrease in interest paid and an increase in liabilities accrued which will not be paid until 2019.

Net Cash Used in Investing Activities 2019.  Net cash used in investing activities was approximately $1.1 million in the nine months ended September 30, 2019 which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software offset by a gain on the sale of an investment.

Net Cash Used in Investing Activities 2018.  Net cash used in investing activities was $0.7 million in the nine months ended September 30, 2018, which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software of $0.8 million, offset by $0.1 million in proceeds from the sale of the SaleMove investment.

Net Cash Provided by Financing Activities 2019.  Net cash provided by financing activities of $0.4 million in the nine months ended September 30, 2019, primarily related to net borrowings of $1.0 million ($46.7 million of total borrowings less $45.7 of total repayments within the period) on our credit facility, coupled with $0.4 million proceeds from the exercise of stock options, offset by a $1.0 million repayment of the AutoUSA Note.

Net Cash Used in Financing Activities 2018. Net cash used in financing activities of $7.7 million in the nine months ended September 30, 2018, primarily related to payments of $8.0 million to pay down the revolving credit facility in March 2018, offset by proceeds from the issuance of common stock and the exercise of stock options.

Off-Balance Sheet Arrangements

At September 30, 2019, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the “Exchange Act”) as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unable to generate positive cash flows, we will not be able to continue operations unless we are able to obtain additional cash through private or public sales of securities, debt financings or partnering/licensing transactions.

As of September 30, 2019, we had cash and cash equivalents of $1.1 million and restricted cash of $5 million. For the nine months then ended, we had a net loss of $12.1 million and used $6.8 million net cash in operations. As of September 30, 2019, we had an accumulated deficit of $339.8 million and stockholders’ equity of $23.6 million. Although we have developed a strategic plan with the objective to generate sustainable profitability throughout 2020, if our plans are unsuccessful, we will need to seek to satisfy our future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions. However, there is no assurance that we will be successful in satisfying our future cash needs such that we will be able to continue operations.

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

Our future capital requirements will depend on many factors, including but not limited to, implementing new strategic plans, modernizing and upgrading our technology and systems, pursuing business objectives and responding to business opportunities, challenges or unforeseen circumstances, developing new or improving existing products or services, enhancing our operating infrastructure and acquiring complementary businesses and technologies. In addition, if we continue to experience losses and cannot comply with financial covenants in the Credit Facility, we will be unable to borrow funds under the Credit Facility. To the extent that our existing sources of liquidity are insufficient to fund our future activities, we may need to engage in equity or additional or alternative debt financings to secure additional funds.

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

4.1
Tax Benefit Preservation Plan dated as of May 26, 2010 between Company and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239); Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761); Amendment No. 2 to Tax Benefit Preservation Plan dated as of April 13, 2017, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (SEC File No. 001-34761)

4.2
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1
First Amendment to Revolving Credit and Security Agreement by and among PNC Bank, National Association, as Agent, the Lenders Party thereto, and AutoWeb, Inc., as Borrower, and Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc., as guarantors, dated October 29, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2019 (SEC File No. 001-34761)

10.2■*	Amendment No. 1 to Employment Agreement between Jared Rowe and AutoWeb, Inc. dated as of August 26, 2019

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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

AutoWeb, Inc.

Date: November 7, 2019	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)