Form 10-K
period 2019-12-31
AutoWeb, Inc.
filed 2020-03-27
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

Based on the closing sale price of $3.55 for our common stock on The Nasdaq Capital Market on June 30, 2019, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $31 million.

As of March 24, 2020, there were 13,146,831 shares of our common stock outstanding.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2020 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AutoWeb, Inc.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Available Information

Our corporate website is located at www.autoweb.com. Information on our website is not incorporated by reference in this Annual Report on Form 10-K. At or through the Investor Relations section of our website we make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the SEC.

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

Lead Programs

We provide Dealers and Manufacturers with opportunities to market their vehicles efficiently to potential vehicle buyers.  Dealers and Manufacturers participate in our Lead programs, display advertising programs and direct marketing programs, reaching consumers who are in the market to acquire a vehicle. For consumers, we provide, at no cost to the consumer, an easy way to obtain useful information to assist them in their vehicle shopping process. Leads may be submitted by consumers through our Company Websites or through Non-Company Websites. For consumers using our Company Websites, we provide research information, including vehicle specification data, safety data, pricing data, photos, videos, regional rebate and incentive data, and additional tools, such as the compare and configuration tools, to assist them in this process.  We also provide additional content on our Company Websites, including our database of articles, such as consumer and professional reviews, and other analyses.  Additional automotive information is also available on our Company Websites to assist consumers with specific vehicle research, such as the trade-in value of their current vehicle.

New Vehicle Leads Program. Our Leads program for new vehicles allows consumers to submit requests for pricing and availability of specific makes and models.  A new vehicle Lead provides a Dealer with information regarding the make and model of a vehicle in which the consumer is interested and the consumer’s name, email address and/or phone number, and may also include the consumer’s postal address.

Dealers participating in our new vehicle Leads program are provided with iControl, our proprietary technology that allows Dealers many options to filter and control the volume and source of their Leads. iControl can be controlled at the dealership (or by a representative of AutoWeb on behalf of the dealership), at the Dealer group level from a web-based, easy-to-use console that makes it quick and simple for dealerships to change their Lead acquisition strategy to adjust for inventory conditions at their dealerships and broader industry patterns (such as changes in gas prices or changes in consumer demand). From the console, dealerships can easily contract or expand territories and increase, restrict or block specific models and Lead web sources, making it much easier to target inventory challenges and focus marketing resources more efficiently.

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

Dealers participate in our retail new vehicle Lead program by entering into contracts directly with us or through major Dealer groups. Generally, our Dealer contracts may be terminated by either party on 30 days’ notice and are non-exclusive. The majority of our retail new vehicle Lead revenues consists of either a monthly subscription or a per-Lead generation paid by Dealers in our network. We reserve the right to adjust our fees to Dealers upon 30 days’ prior notice at any time during the term of the contract. Manufacturers (directly or through their marketing agencies) and other third parties participate in our wholesale new vehicle Lead programs generally by entering into agreements where either party has the right to terminate upon prior notice, with the length of time for the notice varying by contract. Revenues from retail new vehicle Leads accounted for approximately 17%, 18% and 19% of total revenues in 2019, 2018 and 2017, respectively. Revenues from wholesale Leads accounted for approximately 57%, 52% and 46% of total revenues in 2019, 2018 and 2017, respectively.

Used Vehicle Leads Program. Our used vehicle Lead program allows consumers to search for used vehicles according to specific search parameters, such as the price, make, model, mileage, year and location of the vehicle. The consumer is able to locate and display the description, price and, if available, digital images of vehicles that satisfy the consumer’s search parameters.  The consumer can then submit a Lead for additional information regarding a vehicle that we then deliver to the Dealer offering the vehicle. In addition to sending Leads directly to Dealers through our Lead delivery system, consumers may choose to contact the Dealer using a toll-free number posted next to the vehicle search results. We charge each Dealer that participates in the used vehicle Leads program a monthly subscription or per Lead fee.  Revenues from used vehicle Leads accounted for 5%, 7% and 9% of total revenues in 2019, 2018 and 2017, respectively.

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

Advertising Programs

Our Company Websites attract an audience of prospective automotive buyers that advertisers can target through display advertising. A primary way advertisers use our Company Websites to reach consumers is through vehicle content targeting. This allows automotive marketers to reach consumers while they are researching one of our automotive segments such as mini-vans or SUVs and offer Manufacturers sponsorship opportunities to assist in their efforts both in terms of customer retention and conquest strategies. Our Company Websites also offer Manufacturers the opportunity to feature their makes and models within highly contextual content. Through their advertising placements, Manufacturers can direct consumers to their respective websites for further information. We believe this transfer of focused, interested consumers to Manufacturer sites is the most significant action measured by Manufacturers in evaluating our performance and value for the Manufacturer’s marketing programs. Through our agreement with a third-party, the third-party sells our fixed placement advertising across our Company Websites to automotive advertisers. We also offer a direct marketing platform that enables Manufacturers to selectively target in-market consumers during the often-extended vehicle shopping process. Designed to keep a specific automotive brand in consideration, our direct marketing programs allow automotive marketers to deliver specific communication through either email or direct mail formats to in-market consumers during their purchase cycle.

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

Advertising revenues, including direct marketing, accounted for 20%, 22% and 24% of total revenues in 2019, 2018 and 2017, respectively.

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

Increasing Leads Sales to our Customers. Our principal source of revenue comes from sales of Leads to our retail and wholesale Lead customers. Our goal is to increase sales of Leads to our customers primarily by:

●
Increasing Lead Sales to Dealers. Sales of Leads to our Dealer network constitute a significant source of our revenues.  During 2019, we continued to focus our Dealer acquisition and retention strategies on dealerships to which we could deliver a higher percentage of our Internally-Generated Leads.  We believe this will result in increased vehicle sales for our Dealers and ultimately stronger relationships with us because, based on our evaluation of the performance data and information discussed above, we believe our Internally-Generated Leads are of high quality. Our goal is to increase the number of Leads sold to our retail Dealer customers by:

o
increasing the quality of the Leads sold to our Dealers,
o
increasing the number of Dealers in our Dealer network,
o
reducing Dealer churn in our Dealer network,
o
providing customizable Lead programs to meet our Dealers’ unique marketing requirements,
o
providing additional value-added marketing services that help Dealers more effectively utilize the internet to market and sell new and used vehicles,
o
increasing overall Dealer satisfaction by improving all aspects of our services,
o
increasing the size of our retail Dealer footprint,
o
focusing on higher revenue Dealers that are more cost-effective to support, and
o
enhancing our internal Lead generation activities by leveraging our expanded retail lead coverage.

●
Increasing Lead Sales to Wholesale Customers.  We currently have agreements to sell Leads to most Manufacturer Lead programs.  We intend to continue to demonstrate the value of third-party leads to Manufacturers by utilizing close rate and cross sell data that demonstrate that third-party leads result in incremental sales for the Manufacturers.  Our intention is to increase revenue by having Manufacturers enhance business rules, program capacity, pricing and coverage so that each Manufacturer can purchase more of our Internally-Generated Leads.

●
Focus on Internal Traffic Acquisition Processes. We are continuing to focus on prioritizing our internal traffic acquisition processes, by obtaining higher quality impressions for both Dealers and wholesale customers, which we believe would yield increased gross profit margins, as opposed to a prior focus on raw lead volume.

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

Display Advertising Revenues.  As traffic to, and time spent on, our Company Websites by consumers increases, we will seek to increase our advertising revenues.  Through our agreement with a third-party, we benefit from the third-party’s relationships with major automotive Manufacturers and/or the third-party’s advertising agencies by increasing revenues for our traditional display advertising.

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

Our ability to implement the foregoing strategies and plans is subject to risks and uncertainties, many of which are beyond our control.  Accordingly, there is no assurance that we will successfully implement our strategies and plans.  See “Item 1A. Risk Factors” of this Annual Report on Form 10-K and the discussion of “Forward-Looking Statements” immediately preceding Part I of this Annual Report on Form 10-K.

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

Intellectual Property

Our intellectual property includes patents related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to secure our proprietary rights and additionally limit access to, and disclosure of, our proprietary information.  We have registered trademarks with the United States Patent and Trademark Office, including AutoWeb®, AutoWeb.com®, the global highway logo, Autobytel, Autobytel.com, MyGarage, iControl®, TextShield®, and Payment Pro®. We cannot provide any assurances that any of our intellectual property rights will be enforceable by us in litigation.

Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Competition

In the automotive-related digital marketing services marketplace we compete for Dealer and Manufacturer customers.  Competition with respect to our core Lead referral programs continued to be impacted by changing industry conditions in 2019. We continue to compete with several companies that maintain business models similar to ours, some with greater resources. In addition, competition has increased from larger competitors that traditionally have competed only in the used vehicle market.  Dealers continue to invest in their proprietary websites and traffic acquisition activities, and we expect this trend to continue as Dealers strive to own and control more Lead generating assets under their captive brands.  Additionally, all major Manufacturers that market their vehicles in the U.S. have their own websites that market their vehicles direct to consumers and generate Leads for delivery direct to the Manufacturers’ Dealers. We compete based on quality of our Leads and pricing.

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

Customers

We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), Carat Detroit. During 2019, approximately 25% of our total revenues were derived from these two customers, and approximately 33% or $8.4 million of gross accounts receivable related to these two customers at December 31, 2019.  Urban Science Applications accounted for 15% and 13% of total revenues and accounts receivable, respectively, as of December 31, 2019. Carat Detroit accounted for 9% and 21% of total revenues and accounts receivable, respectively, as of December 31, 2019.

Operations and Technology

We believe that our future success is significantly dependent upon our ability to provide high-performance, reliable and comprehensive websites, advertising systems; enhance consumer and Dealer product and service offerings; maintain the highest levels of information privacy; and ensure transactional security. Our Company Websites and advertising systems are hosted at secure third-party data center facilities and public cloud providers. These data centers and public cloud systems utilize redundant power infrastructure, redundant network connectivity, multiple locations, distributed services, fire detection and suppression systems and security systems to prevent unauthorized access and to provide high availability of their services, upon which our technology is built, deployed and operated. Our network and computer systems are built on industry standard technology. However, our websites and information technology systems are susceptible to outages and interruptions, such as occurred as a result of a malware attack in January 2020. For additional information regarding risks related to our information technology, see Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

System enhancements are primarily intended to accommodate increased traffic across our Company Websites, improve the speed in which Leads and advertisements are processed and introduce new and enhanced products and services, and provide cybersecurity protections against evolving technology threats. System enhancements entail the implementation of sophisticated new technology and system processes. We implement industry standard automation and delivery processes and employ centralized quality assurance to improve the quality, scalability, security, compliance, and availability of our products. We plan to continue to make investments in technology as we believe appropriate.

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

Employees

As of March 24, 2020, we had 171 employees.

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

We may be unable to increase Lead revenues and could continue to suffer a declining in revenues due to dealer attrition.

We derive more than 99% of our Lead revenues from Lead generation paid by Dealers and Manufacturers participating in our Lead programs. Our Lead generation decreased $6.2 million, or 6%, in 2019 compared to 2018. Our ability to increase revenues from sales of Leads is dependent on a mix of interrelated factors that include increasing Lead revenues by attracting and retaining Dealers and Manufacturers and increasing the number of high-quality Leads we sell to Dealers and Manufacturers. We are also focused on higher revenue Dealers that are more cost-effective to support. Our sales strategy is intended to result in more profitable relationships with our Dealers both in terms of cost to supply Leads and to support the Dealers. Dealer churn impacts our revenues, and if our sales strategy does not mitigate the loss in revenues by maintaining the overall number of Leads sold by increasing sales to other Dealers or Manufacturers while maintaining the overall margins we receive from the Leads sold, our revenues will decrease. We cannot provide any assurances that we will be able to increase Lead generation revenues, prevent Dealer attrition or offset the revenues lost due to Dealer attrition by other means, and our failure to do so could materially and adversely affect our financial performance.

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

Our financial performance could be materially and adversely affected by changes in internet search engine algorithms, pricing or operational dynamics.

We use Google to generate a significant portion of the traffic to our websites, and, to a lesser extent, we use other search engines and meta-search websites to generate traffic to our websites, principally through pay-per-click advertising campaigns. The pricing and operating dynamics on these search engines can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic that determines the placement and display of results of a consumer's search, such that the placement of links to our websites can be negatively affected and our costs to improve or maintain our placement in search results can increase. Our ability to continue to use Google could be impacted as a result of the Company’s credit position. Our financial performance would be materially and adversely impacted if we were no longer able to use Google for generation of traffic to our websites.

We are affected by general economic and market conditions, and, in particular, conditions in the automotive industry.

Our financial performance is affected by general economic and market factors, conditions in the automotive industry, and the market for automotive marketing services, including, but not limited to, the following:

●
Pricing and purchase incentives for vehicles;
●
The expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better-quality vehicles and longer warranties;
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
●
The effect of fewer vehicles being purchased as a result of new business models and changes in consumer attitudes regarding the need for vehicle ownership; and
●
Disruption in the automotive manufacturing and parts supply chains caused by natural disasters, adverse weather and other events may affect the supply of vehicle and parts inventories to Manufacturer’s and Dealers.

In early 2020 and continuing as of the date of this Annual Report on Form 10-K, the outbreak of a novel coronavirus (COVID-19) has led to quarantines and stay-at-home/work-from-home orders in a number of countries, states, cities and regions and the closure or limited access to public and private offices and facilities, worldwide, causing widespread disruptions to travel, economic activity and financial markets. The outbreak has led our Manufacturer and Dealer customers to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of consumers to visit automotive dealerships to purchase or lease vehicles and (iii) overall health and availability of their labor force. Recent volatility in the financial markets, concerns about exposure to the virus and governmental quarantines and stay-at-home/work-from-home orders have also impacted consumer confidence and willingness to visit dealerships and to purchase or lease vehicles, notwithstanding financing and leasing incentives being offered by Manufacturers. These disruptions have impacted the willingness or desire of our customers to acquire vehicle Leads or other digital marketing services from us. We are also experiencing direct disruptions to our operations due to the overall health of, and concerns for, our labor force and as a result of governmental “social distancing” programs, quarantines, travel restrictions and stay-at-home/work-from-home orders, leading to office closures, operating from employee homes and restrictions on our employees traveling to our various offices. If automotive manufacturing and parts supply chains are impacted for an extended period of time, vehicle production may fall, and new vehicle inventories on Dealer lots could diminish.  This may put pressure on the new vehicle market as Dealers may likely shift to selling used cars, assuming that Dealers are able to obtain used vehicle inventories from trade-ins and used vehicle auctions. Although some Manufacturers are implementing new marketing and incentive programs, continued disruption from the impact of the virus could cause Manufacturers to pull back on marketing and incentives, which could materially and adversely affect our financial performance. Concerns about the outbreak may continue to cause volatility in the financial markets and result in further economic downturn. At this time, the eventual extent and magnitude of the disruptions caused by the outbreak on the automotive industry in general and on us specifically are not known, but vehicle sales have declined significantly in recent weeks, and we are experiencing cancellations or suspensions of purchases of Leads and other digital marketing services by our customers, which could materially and adversely affect our financial performance.

 Concentration of credit risk and risks due to significant customers could materially and adversely affect our financial performance.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are primarily maintained with one financial institution in the United States. Deposits held by banks exceed the amount of insurance provided for such deposits. Generally, these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to Dealers and Manufacturers. We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), Carat Detroit. During 2019, approximately 25% of our total revenues were derived from these two customers, and approximately 33% or $8.4 million of gross accounts receivable related to these two customers at December 31, 2019.  No collateral is required to support our accounts receivables, and we maintain an allowance for bad debts for potential credit losses.  If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with their services, additional estimated allowances for bad debts and customer credits may be required, and the adverse impact on our financial performance could be material.

We depend on Manufacturers through our third-party sales channel for a significant amount of our advertising revenues, and we may not be able to maintain or grow these relationships.

We depend on Manufacturers through our third-party sales channel for a significant amount of our advertising revenues. A decline in the level of advertising on our websites, reductions in advertising rates or any significant failure to develop additional sources of advertising would cause our advertising revenues to decline, which could have a material adverse effect on our financial performance. We periodically negotiate revisions to existing agreements and these revisions could decrease our advertising revenues in future periods and a number of our advertising agreements with Manufacturers may be terminated at any time without cause. We may not be able to maintain our relationships with Manufacturers on favorable terms or find alternative comparable relationships capable of replacing advertising revenues on terms satisfactory to us. If we cannot do so, our advertising revenues would decline, which could have a material adverse effect on our financial performance.

Our ability to maintain and add to our relationships with advertisers and thereby increase advertising revenues is dependent on our ability to attract consumers and acquire traffic to our Company Websites and monetize that traffic at profitable margins with advertisers. Our consumer facing websites compete with offerings from the major internet portals, transaction-based sites, automotive-related verticals (websites with content that is primarily automotive in nature) and numerous lifestyle websites. Our advertising business is characterized by minimal barriers to entry, and new competitors may be able to launch competitive services at relatively low costs. If our Company Websites do not provide a compelling, differentiated user experience, we may lose visitors to competing sites, and if our website traffic declines, we may lose relevance to our major advertisers who may reduce or eliminate their advertising buys from us, which could have a material and adverse effect on our financial performance.

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

Financial Broker and Consumer Credit Laws. Through our websites consumers can click through to Dealer, Manufacturer and potential lender websites to obtain information regarding automotive financing. All online applications for financing quotes are completed on the respective third-party’s websites. We receive marketing fees from financial institutions and Dealers in connection with this marketing activity. We do not demand, nor do we receive any fees from consumers for these services. In the event states require us to be licensed as a financial broker or finder, we may be unable to comply with a state’s laws or regulations, or we could be required to incur significant fees and expenses to obtain any financial broker required license and comply with regulatory requirements.  In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act established a new consumer financial protection bureau with broad regulatory powers, which could lead to regulation of our advertising business directly or indirectly through regulation of automotive finance companies and other financial institutions. California and other states may expand or create new state level consumer financial protection agencies that could lead to increased regulation of our business.

Insurance Broker Laws. We provide links on our websites and referrals from call centers enabling consumers to be referred to third parties to receive quotes for insurance from such third parties. All online applications for quotes are completed on the respective insurance carriers’ or other third-party websites, and all applications for quotes obtained through call center referrals are conducted by the insurance carrier or other third-party. We receive marketing fees from participants in connection with this marketing activity. We do not receive any premiums from consumers nor do we charge consumers fees for our services.

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

Changes in applicable tax regulations and resolutions of tax disputes could negatively affect our financial performance.

The Company is subject to taxation in the United States. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The legislation implements many new U.S. domestic and international tax provisions. It is possible that the TCJA, as well as existing tax laws, statutes, rules, regulations or ordinances could be changed, modified or applied adversely to us, and such effect could be material to our financial performance.

Liquidity Risks

If we are unable to generate positive cash flows, we will not be able to continue operations unless we are able to obtain additional cash through private or public sales of securities, debt financings or partnering/licensing transactions.

As of December 31, 2019, we had cash and cash equivalents of $0.9 million and restricted cash of $5.1 million, a net loss of $15.2 million and used $9.4 million net cash in operations. As of December 31, 2019, we had an accumulated deficit of $342.9 million and stockholders’ equity of $21.1 million.

On January 16, 2020, the Company received a notice of event of default and reservation of rights (“Notice”) from PNC Bank, under the PNC Credit Agreement advising that an event of default had occurred and is continuing under Section 10.3 of the PNC Credit Agreement by reason of AutoWeb’s failure to deliver to PNC the financial statements and related compliance certificate for the month ended November 30, 2019. Although not covered by the Notice at this time, AutoWeb also is not in compliance with the minimum EBITDA financial covenant under the PNC Credit Agreement. As a result of the Notice, PNC has increased the interest rate under the PNC Credit Agreement by 2.0% per annum.

The Notice advised AutoWeb that PNC (i) specifically reserves all rights and remedies available to it under the PNC Credit Agreement and (ii) does not waive the event of default or any other event of default that may exist on the date of the Notice or which may occur thereafter. The Notice further advised that any loans, advances, and extensions of credit made to AutoWeb from time to time, will be at the sole discretion of PNC and will not constitute a waiver of the event of default, or a waiver by PNC of any of its rights under the PNC Credit Agreement or any collateral agreement.

On March 26, 2020, the Company entered into a $20.0 million Loan, Security and Guarantee Agreement (“CNC Credit Agreement”) with CIT Northbridge Credit LLC, as agent, and the Company’s U.S. subsidiaries Car.com, Inc. Autobytel, Inc. and AW GUA USA, Inc., as Guarantor, and the PNC Credit Agreement was terminated. (See Note 13 of the “Notes to Consolidated Financial Statements” in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a description of the terms of the CNC Credit Agreement).

The CNC Credit Agreement contains restrictive covenants that may make it more difficult for us to obtain additional capital, as could any additional debt financing that we may secure in the future that could involve additional restrictive covenants. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to implement new strategic plans, modernize and upgrade our technology and systems, pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our financial performance could be materially and adversely affected.

If we continue to experience losses and cannot comply with covenants in the CNC Credit Agreement or if our borrowing base limits are diminished, we may be unable to borrow sufficient funds under the CNC Credit Agreement to satisfy our future cash needs. Although we have developed a strategic plan with the objective to generate sustainable profitability throughout 2020, if our plans are unsuccessful, we will need to seek to satisfy our future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions. However, there is no assurance that we will be successful in satisfying our future cash needs such that we will be able to continue operations.

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

Data Security and Privacy Risks

Our business is subject to various laws, rules and regulations relating to data security and privacy. New data security and privacy laws, rules and regulations may be adopted regarding the internet or other online services that could limit our business flexibility or cause us to incur higher compliance costs.  In each case, our financial performance could be materially and adversely affected.  Identified below are some of these risks that we believe could materially and adversely affect our financial performance.

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

Data handling and privacy laws, rules and regulations. Various laws, rules and regulations govern the collection, use, retention, sale, disclosure, sharing and security of data that we receive from consumers, customers, advertisers and Lead referral and advertising affiliates. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use, retention, sale, disclosure, sharing and security of user data and personal information. Any failure, or perceived failure, by us to comply with our posted privacy policies, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others. Further, failure or perceived failure by us to comply with our policies, applicable requirements or industry self-regulatory principles related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of consumers, customers, advertisers or Lead referral and advertising affiliates. We cannot predict whether new legislation or regulations concerning data privacy and retention issues related to our business will be adopted, or if adopted, whether they could impose requirements that may result in a decrease in our Lead referrals and materially and adversely affect our financial performance.  Proposals that have or are currently being considered include restrictions relating to the collection and use of data and information obtained through the tracking of internet use, including the possible implementation of a “Do Not Track” list, that would allow internet users to opt-out of such tracking. Other proposals include enhanced rights for consumers to obtain information regarding the sharing or sale of their personal information and rights to opt-out or prevent the sharing or sale of their personal information to third parties, similar to the European Union’s General Data Protection Regulation. The State of California enacted the California Consumer Privacy Act of 2018, which includes significant new personal information privacy rights for consumers, including rights to know about the personal information collected and sold by a business, have a consumer’s personal information deleted, and to opt-out of any sales of the consumer’s personal information. The law became effective on January 1, 2020, and final regulations under the act are in the process of being drafted. Although it is too soon to evaluate the impact this legislation may Other states have enacted data privacy legislation and other states may do so in the future. Compliance with these laws, could have a material and adverse effect on our financial performance.

Security risks associated with online Leads collection and referral, advertising and e-commerce risks associated with other online fraud and scams.  A significant issue for online businesses like ours is the secure transmission of confidential and personal information over public networks. Concerns over the security of transactions conducted on the internet, consumer identity theft and user privacy issues have been significant barriers to growth in consumer use of the internet, online advertising and e-commerce. Despite our implementation of security detection, prevention and monitoring measures, our computer systems or those of our vendors are susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. For example, on January 9, 2020 the Company discovered that its network was impacted by malware that encrypted servers on most systems and disrupted consumer and customer access to many of the Company’s services, although the Company has not discovered evidence that caused it to conclude that there has been any unauthorized access to or acquisition of any consumer personal information or customer confidential information. In addition, consumers may experience losses of personally identifiable information as a result of corporate identity theft. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. Any perceived or actual unauthorized disclosure of personally identifiable information that we collect or store, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers or Lead or traffic suppliers. If consumers experience identity theft related to personally identifiable information we collect or store, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that unauthorized disclosure of personally identifiable information or corporate identity theft gives rise to reluctance to use our websites or to supply us leads or traffic, or a decline in consumer confidence in financial transactions over the internet, our business could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of online services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by those breaches. Internet fraud has been increasing over the past few years, and the Company has experienced fraudulent use of our name and trademarks on websites in connection with the purported sale of vehicles offered on third-party websites, with payments to be handled through an online escrow service purported to be owned and operated by the Company.  These fraudulent online transactions and scams, should they continue to increase in prevalence, could affect our reputation with consumers and give rise to claims by consumers for funds transferred to the fraudulent accounts, which could materially and adversely affect our financial performance.

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

 Interruptions or failures in our information technology platforms, communication systems or security systems could materially and adversely affect our financial performance.  Our information technology and communications systems are susceptible to outages and interruptions due to fire, flood, earthquake, power loss, telecommunications failures, cyber attacks, terrorist attacks, technology operations and development failures, failure of redundant systems and disaster recovery plans and similar events. Such outages and interruptions could damage our reputation and materially and adversely impact our financial performance.  Despite our network security measures, our information technology platforms are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage, insider threats and similar disruptions from unauthorized tampering, as well as coordinated denial-of-service attacks. We do not have multiple site capacity for all of our services. In the event of delays or disruptions to services we rely on third-party providers to perform disaster recovery planning and services on our behalf. We are vulnerable to extended failures to the extent that planning and services are not adequate to meet our continued technology platform, communication or security systems’ needs.  We rely on third-party providers for our primary and secondary internet connections. Our co-location service and public cloud services that provide infrastructure and platform services, environmental and power support for our technology platforms, communication systems and security systems are received from third-party providers. We have little or no control over these third-party providers. Any disruption of the services they provide us or any failure of these third-party providers to effectively design and implement sufficient security systems or plan for increases in capacity could, in turn, cause delays or disruptions in our services. We are insured for some, but not all, of these events.  Even for those events for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all losses we might incur or experience. We have recently conducted evaluations of our technology and business systems, and based on these evaluations, we believe that our technology infrastructure, our accounting and business systems and disaster recovery procedures are in need of upgrades and replacements. Failure to implement these updates and upgrades could result in systems failures, inability to promptly recover from system failures, and data security risks.  We anticipate incurring significant expenses in upgrading and replacing technology infrastructure and business systems over the next three years. Our financial performance may be materially and adversely impacted by material investments in new technology infrastructure and business systems.

On January 9, 2020, the Company discovered that its network was impacted by malware that encrypted servers on most systems and disrupted consumer and customer access to many of our services. In connection with this incident, third-party consultants and forensic experts have been engaged to assist with the restoration and remediation of systems and to investigate the incident. While most impacted systems are once again operational, work is ongoing to restore full system functionality as quickly as possible. As of the filing of this Annual Report on Form 10-K, the Company has not discovered evidence that causes the Company to conclude that there has been any unauthorized access to or acquisition of any consumer personal information or customer confidential information.

The Company carries insurance, including cyber and business interruption insurance. The full scope of the costs and related impacts of this incident, including the availability of insurance to offset some of these costs and related impacts of this incident, have not been fully determined. There can be no assurances that similar network security incidents can be prevented in the future.

We are dependent upon third parties for certain support services and should they fail to perform, our financial performance could be materially and adversely affected. We rely on various third parties to provide certain support services, including disaster recovery planning and services. Should a third-party fail to perform or perform adequately, our financial performance could be materially and adversely affected.

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
●
Technological innovations;
●
Low trading volumes;
●
Concentration of holdings in our common stock resulting in low public float and trading volume for our shares;
●
Decisions by holders of large blocks of our stock to sell their holdings on accelerated time schedules, including by reason of their decision to liquidate investment funds that hold our stock;
●
Limited analyst coverage of the Company;
●
Competitive developments, including actions by Manufacturers;
●
Data or network security incidents and breaches;
●
Loan covenant defaults;
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

Further, the stock markets, and in particular The Nasdaq Capital Market, have experienced price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of those companies. These broad market factors have affected and may adversely affect the market price of our common stock. In addition, general economic, political and market conditions, such as recessions, interest rate changes, energy price changes, pandemics, international currency fluctuations, terrorist acts, political revolutions, military actions or wars, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies with publicly traded securities.

Our common stock could be delisted from The Nasdaq Capital Market if we are not able to satisfy continued listing requirements, in which case the price of our common stock and our ability to raise additional capital and issue equity-based compensation may be adversely affected, and trading in our stock may be less orderly and efficient. For our common stock to continue to be listed on The Nasdaq Capital Market, the Company must satisfy various continued listing requirements established by The Nasdaq Stock Market LLC. In the event the Company was not able to satisfy these continued listing requirements, we expect that our common stock would be quoted on an over-the-counter market.  These markets are generally considered to be less efficient and less broad than The Nasdaq Capital Market. Investors may be reluctant to invest in the common stock if it is not listed on The Nasdaq Capital Market or another stock exchange. Delisting of our common stock could have a material adverse effect on the price of our common stock and would also eliminate our ability to rely on the preemption of state securities registration and qualification requirements afforded by Section 18 of the Securities Act of 1933 for “covered securities.” The loss of this preemption could result in higher costs associated with raising capital, could limit resale of our stock in some states, and could adversely impact our ability to issue equity-based compensation to Company employees.

One of the continued listing requirements is that the Company’s Common Stock not trade below a minimum closing bid requirement of $1.00 for 30 consecutive business days. Should the Company’s Common Stock trade below the $1.00 minimum closing bid requirement for 30 business days, Nasdaq would send the Company a deficiency notice, advising the Company that it is being afforded a compliance period of 180 days to regain compliance with the requirement. This 180 day compliance period may be extended by Nasdaq for another 180 days, subject to certain conditions being satisfied, including that the Company meet other continued listing requirements and provides a written notice to Nasdaq that the Company intends to regain compliance with the $1.00 minimum closing bid requirement during the extended period, by effecting a reverse stock split, if necessary.

No assurances can be given that the Company will continue to be able to meet the continued listing requirements for listing of our common stock on The Nasdaq Capital Market.

Risks Associated with Litigation

Misappropriation or infringement of our intellectual property and proprietary rights, enforcement actions to protect our intellectual property and claims from third parties relating to intellectual property could materially and adversely affect our financial performance. Litigation regarding intellectual property rights is common in the internet and technology industries. We expect that internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps.  Our proprietary systems and technology are a competitive factor.  While we rely on trademark, trade secret, patent and copyright law, confidentiality agreements and technical measures to protect our proprietary and intellectual property rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable website maintenance are more essential in establishing and maintaining a leadership position and strengthening our brands. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult and may be expensive. We have no assurance that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available when our products and services are made available online. In addition, if litigation becomes necessary to enforce or protect our intellectual property rights or to defend against claims of infringement or invalidity, this litigation, even if successful, could result in substantial costs and diversion of resources and management attention.  We also have no assurances that our products and services do not infringe on the intellectual property rights of third parties. Claims of infringement, even if unsuccessful, could result in substantial costs and diversion of resources and management attention. If we are not successful, we may be subject to preliminary and permanent injunctive relief and monetary damages which may be trebled in the case willful infringements.

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

We also enter into agreements with other companies under which any revenues that results from the purchase or use of services through direct links to or from our websites or on our websites is shared. In addition, we acquire personal information and data in the form of Leads purchased from third-party websites involving consumers who submitted personally identifiable information and data to the third parties and not directly to us. These arrangements may expose us to additional legal risks and uncertainties, including disputes with these parties regarding revenue sharing, local, state and federal government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves or have direct contact with the consumer. These liabilities can include liability for violations by these third parties of laws, rules and regulations, including those related to data security and privacy laws and regulations; unsolicited email, text messaging, telephone or wireless voice marketing; and licensing. We have no assurance that any indemnification provided to us in our agreements with these third parties, if available, will be adequate.

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

Our certificate of incorporation and bylaws, tax benefit preservation plan and Delaware law contain provisions that could discourage a third-party from acquiring us or limit the price third parties are willing to pay for our stock.

Provisions of our certificate of incorporation and bylaws relating to our corporate governance and provisions in our Tax Benefit Preservation Plan could make it difficult for a third-party to acquire us and could discourage a third-party from attempting to acquire control of us. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control. The issuance of preferred stock also could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock.

Our certificate of incorporation allows us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders. Our certificate of incorporation also provides that the Board of Directors is divided into three classes, which may have the effect of delaying or preventing changes in control or change in our management because less than a majority of the Board of Directors are up for election at each annual meeting, and as a result of the classified board the Delaware General Corporation Law (“DGCL”) provides that directors may only be removed for cause. In addition, provisions in our restated certificate of incorporation and bylaws:

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

We are also subject to Section 203 of the DGCL, which, in general, prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, together with affiliates and associates, owns or did own 15% or more of the corporation’s voting stock. Section 203 could discourage a third-party from attempting to acquire control of us.

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

Our future success depends on our ability to identify, hire, train and retain highly-qualified executive, sales, marketing, managerial and technical personnel.  In addition, as we introduce new services we may need to hire additional personnel. We may not be able to attract, assimilate or retain such personnel in the future. The inability to attract and retain the necessary highly-qualified executive, managerial, technical, sales and marketing personnel could have a material adverse effect on our financial performance.

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

Item 1B.  Unresolved Staff Comments

            Not applicable.

Item 2.  Properties

Our principal executive office is located at our Tampa, Florida office, which consists of approximately 13,000 square feet under a lease that expires in May 2024. Our Irvine, California office consists of 33,000 square feet of leased office space under a lease that expires in July 2020; and we have already entered into a new lease for office space in Irvine, California that consists of approximately 12,000 square feet of leased office space under a lease that expires in July 2025. Our website development operations located in Guatemala City, Guatemala occupy approximately 10,000 square feet of leased office space under leases that expire in March 2022. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

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

Market Information

Our common stock, par value $0.001 per share, is listed on The Nasdaq Capital Market and trades under the symbol “AUTO.”

As of March 24, 2020, there were 161 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock and we do not expect to pay any cash dividends in the foreseeable future.  Payment of any future dividends will depend on our earnings, cash flows and financial condition and will be subject to legal and contractual restrictions.

Item 6.
Selected Financial Data

The tables below set forth our selected consolidated financial data.  We prepared this information using the consolidated financial statements of AutoWeb for the five years ended December 31, 2019.  Certain amounts in the selected consolidated financial data have been reclassified to conform to the current year presentation.  You should read these selected consolidated financial data together with the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K and also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2019	2018 (1)	2017 (2)	2016	2015
	(Amounts in thousands, except per-share data)
RESULTS OF OPERATIONS:
Total revenues	$113,981	$125,589	$142,125	$156,684	$133,226
Net income (loss)	$(15,229)	$(38,816)	$(64,964)	$3,871	$4,646
Basic earnings (loss) per common share	$(1.17)	$(3.04)	$(5.48)	$0.36	$0.47
Diluted earnings (loss) per common share	$(1.17)	$(3.04)	$(5.48)	$0.29	$0.37
Weighted average diluted shares	13,071	12,756	11,853	13,303	12,662

(1)
Net loss in 2018 included DealerX License Agreement intangible asset impairment of $9.0 million, goodwill impairment of $5.1 million and customer relationship intangible asset impairment of $1.6 million.
(2)
Net loss in 2017 included goodwill impairment of $37.7 million and $16.7 million recording of an income tax valuation allowance.

	Years ended December 31,
	2019	2018	2017	2016	2015
	(Amounts in thousands)
FINANCIAL POSITION:
Cash and cash equivalents and restricted cash	$5,946	$13,600	$24,993	$38,512	$23,993
Total assets	$44,904	$57,416	$92,913	$165,281	$153,588
Non-current liabilities	$1,497	$—	$9,000	$16,500	$21,750
Accumulated deficit	$(342,945)	$(327,716)	$(288,900)	$(230,424)	$(234,295)
Stockholders’ equity	$21,096	$33,515	$67,167	$119,609	$108,201

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

Overview

As reflected under the section “Results of Operations” in this Item 7, the decline in total revenues for 2019 compared to 2018 was the result of a strategic shift made in the first quarter of 2019 to prioritize internal traffic acquisition processes on obtaining higher quality impressions that would yield increased gross profit margins, as opposed to a prior focus on raw lead volume. This caused a reduction in gross impressions and flat volume that then contributed to decreased click revenue, as there were fewer page views to present our click product. Digital advertising revenue was also impacted by lower revenue per click, and a decrease in display advertising revenue. Cost of revenues decreased compared to 2018 primarily due to decreased search engine marketing costs as well as traffic acquisition costs associated with both lead and click volume.

On October 5, 2017, the Company and DealerX Partners, LLC, a Florida limited liability company (“DealerX”), entered into a Master License and Services Agreement (“DealerX License Agreement”). Pursuant to the terms of the DealerX License Agreement, AutoWeb was granted a perpetual license to access and use DealerX’s proprietary platform and technology for targeted, online marketing. DealerX was to operate the platform for AutoWeb and provide enhancements to and support for the DealerX platform for at least an initial five-year period (“Platform Support Obligations”), however the Company terminated the Platform Support Obligations effective November 2, 2018, and as a result, recorded an impairment charge to cost of revenues. As a percentage of total revenues, gross profit increased for 2019 compared to 2018, driven primarily by this impairment charge.

We continue to work with our traffic suppliers to optimize our SEM methodologies and further grow our high-quality traffic streams. We are also investing in and testing new traffic acquisition strategies and enhanced mobile consumer experiences. Further, we continue to invest in our pay-per-click approach, to improve the consumer, revenue customer and financial performance of that product. We do not expect desktop and mobile display advertising to be a major area of focus for us in the future, as it represents a secondary, not primary, stream of revenues. With a more efficient traffic acquisition model emerging, our plan for 2020 is to grow impressions, improve conversion, expand distribution, and increase capacity. We believe that this focus, along with plans to develop new, innovative products, will create opportunities for improved quality of delivery and strengthen our position for revenue growth.

Starting in 2018, we began to mobile enable our core new car lead generation websites. This was a considerable area of focus for us in 2019 as we evolved our sites to deliver a better experience for consumers to drive conversion. We also recently developed an approach to mobile enable our click traffic product, which is a critical step in our mobile enablement plan. The click product allows us to monetize visits more effectively to our websites. Further, it provides our clients with a unique opportunity to engage consumers with relevant messaging in a unique format. We began testing of the mobile enablement of our click traffic product in the first quarter of 2019. Ultimately, mobile optimization of our websites and products is the goal, and we still have significant work to do in this area throughout 2020.

Our lead generation business has historically operated with limited visibility due to short sales cycles and a high rate of customer churn as clients are able to join and leave our platform with limited notice.  Our advertising business is also subject to seasonal trends, with the first quarter of the calendar year typically showing sequential decline versus the fourth quarter. These factors have historically contributed to volatility in our revenues, cost of revenues, gross profit and gross profit margin. We anticipate these trends will continue throughout 2020. As a result, we expect incremental cash usage in the first half of 2020 to then be followed by growth in revenue, profitability and overall cash generation in the second half of the calendar year. We continue to evaluate options to improve our ongoing liquidity and balance sheet through non-dilutive measures and continue to have availability under the revolving credit facility.

On January 9, 2020, the Company discovered that its network was impacted by malware that encrypted servers on most systems and disrupted consumer and customer access to many of our services. The full scope of the costs and related impacts of this incident, including the availability of insurance to offset some of these costs and related impacts of this incident, have not been fully determined as of the filing of this Annual Report on Form 10-K.

In early 2020 and continuing as of the date of this Annual Report on Form 10-K, the outbreak of a novel coronavirus (COVID-19) has led to quarantines and stay-at-home/work-from-home orders in a number of  countries, states, cities and regions and the closure or limited access to public and private offices and facilities, worldwide, causing widespread disruptions to travel, economic activity and financial markets. At this time, the eventual extent and magnitude of the disruptions caused by the outbreak on the automotive industry in general and on the Company specifically are not known, but vehicle sales have declined significantly in recent weeks, and the Company is experiencing cancellations or suspensions of purchases of Leads and other digital marketing services by the Company’s customers, which could materially and adversely affect our financial performance. See Note 13 of the “Notes to Consolidated Financial Statements” in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Operating Metrics

We evaluate several key operating metrics that we believe are instrumental to understanding the direction of our business, including lead traffic, volume and sourcing; retail dealer count and lead capacity; click traffic, click volume and revenue per click.

Lead Traffic, Volume and Sourcing. Lead traffic is the number of consumers who visited our entire portfolio of owned lead websites during the applicable review period. Lead volume means the total new and used vehicle leads invoiced to retail and wholesale customers for the applicable review period. Lead sourcing reflects the source of our Leads, whether Internally-Generated Leads or Non-Internally-Generated Leads acquired from third parties. Although we are not able at this time to disclose any guidance as to 2020 Lead traffic or Lead volume with any detail or accuracy, we do anticipate some typical level of volatility in our Lead traffic and Lead volume, and we anticipate that our Lead sourcing mix between Internally-Generated Leads and Non-Internally Generated Leads will vary as we balance quality and quantity of our core Lead product.

Retail Dealer Count and Capacity. Retail dealer count means the number of franchised dealers contracted for delivery of retail new vehicle Leads plus the number of vehicle dealers (franchised or independent) contracted for delivery of retail used vehicle Leads. Retail lead capacity means the sum of the number of new and used vehicle Leads contracted for by new or used retail vehicle Dealers that the Dealers wish to receive each month (i.e., “targets”) during the applicable review period. For 2020, we do not anticipate a straight-line trajectory for our distribution metrics that include Dealer count and Retail lead capacity as we continue to refine our strategy. We believe we have work to do to refine our distribution channel effectiveness and do a better job at increasing our relationships with the top 150 dealer groups in the United States. We expect some volatility for both dealer count and lead capacity during 2020 as we continue to evolve our engagement model for both retail dealers and the top 150 dealer groups.

Click Traffic and Volume and Revenue per Click. Click traffic means the total visits to Company-owned click referral websites during the applicable review period. Click volume means the number of times during the applicable review period that consumers clicked on advertisements on the Company’s click referral websites during the applicable review period. Revenue per click means the total click revenue divided by click volume for the applicable review period. We anticipate that click volume and revenue per click for the first quarter of 2020 will be down sequentially compared to the fourth quarter of 2019, as the customer mix is too weighted in terms of non-endemic (i.e., non-automotive) advertisers. We intend to continue to focus on shifting this mix back towards endemic (i.e., automotive) advertisers, and we are taking steps in this direction. However, this is an area that we will focus on to get performance back to a level that is representative of what we believe is its true potential.

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

Results of Operations

The comparison of 2018 to 2017 is located in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) at Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations-2018 Compared to 2017.

The following table sets forth our results of operations as a percentage of total revenues for the years ended December 31, 2019 and 2018 (certain percentages below may not sum due to rounding):

	Years Ended December 31,
	2019	2018
Revenues:
Lead generation	79.6%	77.2%
Digital advertising	20.3	22.4
Other revenues	0.1	0.4
Total revenues	100.0	100.0
Cost of revenues	80.2	80.7
Cost of revenues - impairment	—	7.2
Gross profit	19.8	12.2
Operating expenses:
Sales and marketing	9.5	9.9
Technology support	7.8	11.0
General and administrative	12.2	12.8
Depreciation and amortization	3.8	3.9
Goodwill impairment	—	4.1
Long-lived asset impairment	—	1.6
Total operating expenses	33.3	43.3
Operating loss	(13.5)	(31.1)
Interest and other income, net	0.1	0.2
Loss before income tax provision	(13.4)	(30.9)
Income tax provision (benefit)	—	—
Net loss and comprehensive income loss	(13.4)%	(30.9)%

            Revenues by groups of similar services and gross profits are as follows (dollars in thousands):

	Years Ended December 31,			2019 vs. 2018 Change
	2019	2018	$	%	$
Revenues:
Lead generation	$90,728	$96,936	$(6,208)	(6)%	$(10,109)
Digital advertising	23,173	28,169	(4,996)	(18)	(5,973)
Other revenues	80	484	(404)	(83)	(454)
Total revenues	113,981	125,589	(11,608)	(9)	(16,536)
Cost of revenues	91,412	101,315	(9,903)	(10)	1,963
Cost of revenues - impairment	—	9,014	(9,014)	(100)	9,014
Gross profit	$22,569	$15,260	$7,309	48%	$(27,513)

2019 Compared to 2018

Lead Generation. Lead generation decreased $6.2 million or 6% in 2019 compared to 2018. The decrease in Lead generation was a result of the elimination of poor-quality traffic, decreased Lead sales to Dealers coupled with increased Dealer churn. Further contributing to this decrease was the strategic shift we made in the first quarter of 2019 to prioritize internal traffic acquisition processes on obtaining higher quality impressions, as opposed to a prior focus on raw Lead volume.

 Digital advertising.  The $5.0 million or 18% decrease in advertising revenues in 2019 compared to 2018 was primarily due to a decrease in click revenue as a result of both decreased click volume and pricing coupled with a decrease in display advertising traffic.

Other revenues.  Other revenues decreased $0.4 million or 83% in 2019 compared to 2018.  The decrease in other revenues was primarily due to SaleMove product which was written off in 2018.

Cost of Revenues. Cost of revenues consists of Lead and traffic acquisition costs and other costs. Lead and traffic acquisition costs consist of payments made to our third-party Lead providers, including internet portals and online automotive information providers, as well as SEM costs. Other cost of revenues consists of fees paid to third parties for data and content, including SEO activity, included on our properties, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company Websites. SEM, sometimes referred to as “paid search marketing”, is the practice of bidding on keywords on search engines to drive traffic to a website.

The $9.9 million or 10% decrease in cost of revenues in 2019 compared to 2018 was primarily due to the decreased costs in SEM and traffic acquisition activity. Further contributing to the decrease was costs related to headcount. These costs were shifted to operational roles at the beginning of 2019, as we determined these roles were no longer directly tied to revenue generation.

Cost of Revenues – Impairment. The Company did not have any impairment charge in 2019 compared to the impairment charge taken in 2018 with respect to the DealerX License Agreement.

Gross Profit. Gross profit increased $7.3 million, or 48%, compared to 2018 primarily due to the one-time cost of revenue impairment charge related to the DealerX License Agreement in the prior year. As a percentage of total revenue, gross profit was 20% and 12% for the years ended December 31, 2019 and 2018, respectively.

Operating expenses, interest and other income and income tax provision (benefit) were as follows (dollars in thousands):

	Years Ended December 31,			2019 vs. 2018 Change
	2019	2018	$	%
Operating expenses:
Sales and marketing	$10,805	$12,419	$(1,614)	(13)
Technology support	8,849	13,838	(4,989)	(36)
General and administrative	13,882	16,077	(2,195)	(14)
Depreciation and amortization	4,371	4,897	(526)	(11)
Goodwill impairment	—	5,133	(5,133)	(100)
Long-lived asset impairment	—	1,968	(1,968)	(100)
Total operating expenses	$37,907	$54,332	$(16,425)	(30)

Interest and other income, net	$119	$250	$(131)	(52)

Income tax provision (benefit)	$10	$(6)	$16	(267)%

Sales and Marketing. Sales and marketing expense include costs for developing our brand, personnel costs, and other costs associated with Dealer and Wholesale sales, website advertising, Dealer support and bad debt expense.

Sales and marketing expense for the year ended December 31, 2019 decreased $1.6 million, or 13%, compared to the 2018 period, due primarily to a decrease in compensation and related benefits and the elimination of certain discretionary compensation that was not incurred in 2019. Further contributing to this decrease was severance expense incurred during the 2018 period.

Technology Support. Technology support includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company's internal technology infrastructure.

Technology support expense for the year ended December 31, 2019 decreased $5.0 million, or 36%, compared to the year ended December 31, 2018. The change was due primarily to lower headcount related costs coupled with the elimination of certain discretionary compensation that was not incurred in 2019.

General and Administrative. General and administrative expense consists of certain executive, financial, human resources, legal and facilities personnel expenses and costs related to operating as a publicly traded company.

General and administrative expense for the year ended December 31, 2019 decreased $2.2 million, or 14%, compared to the 2018 period due primarily to lower consulting and recruiting costs coupled with a reduction in compensation and benefit-related expenses and certain discretionary compensation that was not incurred in 2019.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2019 decreased $0.5 million to $4.4 million compared to $4.9 million in the 2018 period.

Goodwill impairment. The Company did not have a goodwill impairment charge in 2019 compared to the goodwill impairment charge taken in 2018. During the quarter ended March 31, 2018, the Company performed an evaluation of enterprise goodwill for impairment due to the decline in the Company’s stock price. The carrying value of the Company was higher than its fair value based on market capitalization at that date and as a result, a non-cash impairment charge of $5.1 million was recorded.

Long-lived asset impairment. The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired. Events that may indicate that the assets might be impaired include, but are not limited to, a significant downturn in the economy, a loss of a major customer or group of customers or a significant decrease in the market value of an asset. The Company did not have a long-lived asset impairment charge in 2019 compared to the long-lived asset impairment charges taken in 2018. .During the third quarter of 2018, the Company recorded an impairment of approximately $0.4 million related to asset advances to SaleMove, Inc. (“SaleMove”), which were determined to be non-recoverable at September 30, 2018. In addition, approximately $1.6 million was recorded as an impairment to customer relationships related to a 2015 acquisition after an analysis determined a significant percentage of acquired customers were no longer part of the dealer base.

Interest and Other Income, net. Interest and other income was approximately $0.1 million for the year ended December 31, 2019 compared to interest and other income of approximately $0.3 million for the year ended December 31, 2018. During 2019, we borrowed $73.6 million on the revolving loan and made principal repayments totaling $70.2 million. Interest expense includes interest on outstanding borrowings and the amortization of debt issuance costs.

Income tax provision (benefit). Income tax expense was $10,000 for the year ended December 31, 2019 compared to income tax benefit of $6,000 for the year ended December 31, 2018. Operating losses during the year ended December 31, 2019 did not result in any tax benefit due as valuation allowances were recorded against the deferred tax assets. The increase in income tax expense was also driven by changes in certain state taxes.

For a discussion of our fiscal 2018 results compared to our fiscal 2017 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 7, 2019.

Segment Information

We conduct our business within one business segment, which is defined as providing digital marketing services to the automotive industry.  Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flow for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Years Ended December 31,
	2019	2018

Net cash (used in) provided by operating activities	$(9,417)	$(2,920)
Net cash used in investing activities	(1,390)	(771)
Net cash used in financing activities	3,153	(7,702)

Our principal sources of liquidity are our cash and cash equivalent balances and borrowings under (i) the PNC Credit Agreement prior to March 26, 2020, and (ii) the CNC Credit Agreement on or after March 26, 2020.  Our cash and cash equivalents and restricted cash totaled $5.9 million as of December 31, 2019, compared to $13.6 million as of December 31, 2018. For the year ended December 31, 2019, we had a net loss of $15.2 million. The net loss is primarily attributable to operating expenses of $37.9 million for the year ended December 31, 2019. We used net cash in operations of $9.8 million for the year ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $342.9 million and stockholders' equity of $21.1 million.

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

Net Cash Used in Operating Activities.  Net cash used in operating activities totaled $9.4 million for the year ended December 31, 2019 compared to $2.9 million in the prior year. Net cash used in 2019 was due primarily to a net loss of $15.2 million coupled with a net change in assets and liabilities of $3.4 million. Offsetting these decreases was an increase in other non-cash expenses including depreciation and share-based compensation of $9.2 million.

Net cash used in operating activities totaled $2.9 million for the year ended December 31, 2018. Net cash used in 2018 was due primarily to a net loss of $38.8 million, offset by a $16.1 million non-cash charge related to the impairment of goodwill and intangible assets, $14.5 million in other non-cash expenses including depreciation and share-based compensation, and a net change in assets and liabilities of $5.3 million. Refer to the 2018 Form 10-K for comparison of 2018 to 2017.

Net Cash Used in Investing Activities.  Net cash used in investing activities of $1.4 million in 2019 primarily related to purchase of property and equipment and expenditures related to capitalized internal use software of $1.6 million, offset by $0.2 million in proceeds from the sale of the GoMoto investment.

Net cash used in investing activities of $0.8 million in 2018 primarily related to purchase of property and equipment and expenditures related to capitalized internal use software of $0.9 million, offset by $0.1 million in proceeds from the sale of the SaleMove investment. Refer to the 2018 Form 10-K for comparison of 2018 to 2017.

Net Cash Used in Financing Activities. Net cash used in financing activities of $3.2 million in 2019 primarily consisted of $3.7 million of net borrowings on the credit facility, coupled with $0.4 million proceeds from the exercise of stock options, offset by a $1.0 million repayment of the convertible subordinated promissory note for $1.0 million issued to AutoNationDirect.com, Inc.in connection with the acquisition of AutoUSA, LLC on January 13, 2014.

Net cash used in financing activities of $7.7 million in 2018 primarily consisted of payments of $8.0 million to pay down a prior revolving credit facility with MUFG Union Bank, N.A. in March 2018, offset by proceeds of $0.3 million from the issuance of common stock. Refer to the 2018 Form 10-K for comparison of 2018 to 2017.

Contractual Obligations

The following table provides aggregated information about our outstanding contractual obligations as of December 31, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility Obligations (a)	$3,745	$3,745	$—	$—	$—
Operating Lease Obligations (b)	2,922	1,279	1,444	199	—
Total	$6,667	$5,024	$1,444	$199	$—

 (a)
Credit Facility obligations as defined by ASC 470, “Debt,” and disclosed in Note 7 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(b)
Operating lease obligations as defined by ASC 842, “Leases,” and disclosed in Note 8 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

 Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data. We consider the accounting policies described below to be critical in preparing our consolidated financial statements. These policies require us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures of contingencies. Our assumptions, estimates and judgments are based on historical experience, current trends and other factors to be relevant at the time we prepare the consolidated financial statements. Although our estimates and assumptions are reasonable, we cannot determine future events. Consequently, actual results could differ materially from our assumptions and estimates.

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

Not Applicable

Item 8.                        Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2019 and 2018 and our Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2019, together with the report of our independent registered public accounting firm, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal controls over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Company’s chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Changes in Internal Control Over Financial Reporting

 There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company’s year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                        Other Information

 Not applicable.

PART III

Information called for by the Items included under this Part III is incorporated by reference to the sections listed below of our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders that will be filed not later than 120 days after December 31, 2019 (“2020 Proxy Statement”).

Item 10
Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated by reference to the following sections of the 2020 Proxy Statement: “Proposal 1-Nomination and Election of Directors;” “Board of Directors;” “Executive Officers;” “Delinquent Section 16(a) Reports;” and the following paragraphs under the section “Corporate Governance Matters,” “--Committees of the Board of Directors—Audit Committee,” and “—Code of Conduct and Ethics.”

Item 11
Executive Compensation

The information called for in this Item 11 is incorporated by reference to the following sections of the 2020 Proxy Statement: “Executive Compensation” and “Corporate Governance Matters--Compensation Committee Interlocks and Insider Participation” and “--Board’s Role in Oversight of Risk.”

Item 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for in this Item 12 is incorporated by reference to the following sections of the 2020 Proxy Statement: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation--Equity Compensation Plans.”

Item 13
Certain Relationships and Related Transactions, and Director Independence

The information called for in this Item 13 is incorporated by reference to the following sections of the 2020 Proxy Statement: “Corporate Governance Matters--Certain Relationships and Related-Party Transactions” and “--Director Independence.”

Item 14
Principal Accounting Fees and Services

The information called for in this Item 14 is incorporated by reference to the following sections of the 2020 Proxy Statement: “Independent Registered Public Accounting Firm and Audit Committee Report--Principal Accountant Fees and Services,” “--Audit Fees,” “--Audit Related Fees,” and “--Pre-Approval Policy for Services.”

PART IV

Item 15.
Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)
Financial Statements:

(2)
Financial Statement Schedules:

Schedule II - Valuation Qualifying Accounts	F-30

    All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)
Exhibits:

 The exhibits filed or furnished as part of this Annual Report on Form 10-K are those listed in the following Exhibit Index.

EXHIBIT INDEX

Number	Description

2.1
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

3.2
Seventh Amended and Restated Bylaws of AutoWeb dated October 9, 2017, incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the SEC on October 10, 2017 (SEC File No. 001-34761).

4.1*	Description of AutoWeb, Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Company and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239); Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761); Amendment No. 2 to Tax Benefit Preservation Plan dated as of April 13, 2017, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (SEC File No. 001-34761); Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1■
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, incorporated by reference to Exhibit 4.7 to the Post-Effective Amendment to Registration Statement on Form S-8 filed with the SEC on July 31, 2003 (SEC File No. 333-67692); as amended by Amendment No. 1 to the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan dated May 1, 2009, incorporated by reference to Exhibit 10.88 to the Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2009 filed with the SEC on July 24, 2009 (SEC File No. 000-22239); and Form of Restricted Stock Award Agreement under the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239); Form of Employee Stock Option Agreement under the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the Year Ended December 31, 2014 filed with the SEC on February 26, 2015 (SEC File No. 001-34761).

10.2■
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

10.3■
AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2014 (SEC File No. 001-34761); Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan (supersedes and replaces the AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan filed under Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2014 (SEC File No. 001-34761), incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761); Form of Non-Employee Director Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 on the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761); Form of Executive Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.13 on the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761); Form of Non-Executive Employee Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.14 on the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761); Form of Subsidiary Employee Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.15 on the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761); and Form of Restricted Stock Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.16 on the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761).

10.4■
AutoWeb, Inc. 2018 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed with the SEC on June 27, 2018 (SEC File No. 001-34761); Form of Non-Employee Director Stock Option Award Agreement (Non-Qualified Stock Option) under the AutoWeb, Inc. 2018 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2018 filed with the SEC on August 2, 2018 (SEC File No. 001-34761); Form of Employee Stock Option Award Agreement (Non-Qualified Stock Option) (Executive) under the AutoWeb, Inc. 2018 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 on the Quarterly Period ended June 30, 2018 filed with the SEC on August 2, 2018 (SEC File No. 001-34761); Form of Employee Stock Option Award Agreement (Non-Qualified Stock Option) (Non-Executive) under the AutoWeb, Inc. 2018 Equity Incentive Plan, incorporated by reference to Exhibit 10.10 on the Quarterly Period ended June 30, 2018 filed with the SEC on August 2, 2018 (SEC File No. 001-34761); and Form of Restricted Stock Award Agreement under the AutoWeb, Inc. 2018 Equity Incentive Plan, incorporated by reference to Exhibit 10.11 on the Quarterly Period ended June 30, 2018 filed with the SEC on August 2, 2018 (SEC File No. 001-34761).

10.9■
Form of Amended and Restated Indemnification Agreement between Company and its directors and officers, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on July 22, 2010 (SEC File No. 001-34761).

10.10■
Form of Indemnification Agreement between the Company and its directors and officers, incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the Year Ended December 31, 2017 filed with the SEC on March 15, 2018 (SEC File No. 001-34761).

10.11■
Employment Agreement between Jared Rowe and AutoWeb, Inc. dated April 12, 2018, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 18, 2018 (SEC File No. 001-34761); and as amended by Amendment No. 1 dated August 26, 2019, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2019 (SEC File No. 001-34761).

10.12■
Inducement Stock Option Award Agreement between Jared Rowe and AutoWeb, Inc. dated April 12, 2018, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 18, 2018 (SEC File No. 001-34761).

10.13■
Letter Agreement dated October 10, 2006, between Company and Glenn Fuller, as amended by Memorandum dated April 18, 2008, Memorandum dated as of December 8, 2008, and Memorandum dated as of March 1, 2009, incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K for the Year Ended December 31, 2008 filed with the SEC on March 13, 2009 (SEC File No. 000-22239); as amended by Memorandum dated January 31, 2017, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the Year Ended December 31, 2016 filed with the SEC on March 9, 2017 (SEC File No. 001-34761); and as amended by Memorandum dated April 18, 2018, incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the Year Ended December 31, 2018 filed with the SEC on March 7, 2019 (SEC File No. 001-34761).

10.14■
Second Amended and Restated Severance Benefits Agreement dated as of April 12, 2018, between Company and Glenn Fuller, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018 (SEC File No. 001-34761).

10.15■
Offer of Employment between Joseph Hannan and Company dated November 21, 2018, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 17, 2018 (SEC File No. 001-34761).

10.16■
Inducement Stock Option Award Agreement between Joseph Hannan and Company dated December 17, 2018, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 17, 2018 (SEC File No. 001-34761).

10.17■
Severance Benefits Agreement between Joseph Hannan and Company dated December 17, 2018, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on December 17, 2018 (SEC File No. 001-34761).

10.18■
Offer of Employment between Daniel Ingle and Company dated November 26, 2018, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 16, 2019 (SEC File No. 001-34761).

10.19■
Inducement Stock Option Award Agreement dated as of January 16, 2019, between Daniel Ingle and Company incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019 (SEC File No. 001-34761).

10.20■
Severance Benefits Agreement dated January 16, 2019, between Daniel Ingle and Company incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019 (SEC File No. 001-34761).

10.21■
Offer of Employment dated as of October 2, 2018, between Company and Sara Partin, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2018 filed with the SEC on November 8, 2018 (SEC File No. 001-34761).

10.22■
Inducement Stock Option Award Agreement dated as of October 22, 2018, between Company and Sara Partin, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2018 filed with the SEC on November 8, 2018 (SEC File No. 001-34761).

10.23■
Severance Benefits Agreement dated October 22, 2018, between Company and Sara Partin, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2018 filed with the SEC on November 8, 2018 (SEC File No. 001-34761).

10.24■
Offer of Employment dated as of November 28, 2018, between Company and Timothy Branham incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019 (SEC File No. 001-34761).

10.25■
Inducement Stock Option Award Agreement dated as of December 17, 2018, between Company and Timothy Branham incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019 (SEC File No. 001-34761).

10.26
Fourth Amended and Restated Stockholder Agreement dated as of March 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2017 (SEC File No. 001-34761).

10.27
Revolving Credit and Security Agreement by and among PNC Bank, National Association, as Agent, the Lenders Party thereto, and AutoWeb, Inc., as Borrower, and Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc., as guarantors, dated April 30, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 1, 2019 (SEC File No. 001-34761); and as amended by First Amendment dated October 29, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2019 (SEC File No. 001-34761).

10.28
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

10.29
Lease Agreement dated December 9, 2015 between Rivergate Tower Owner, LLC and the Company, as amended by Amendment No. 1 dated November 21, 2016, incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the SEC on March 9, 2017 (SEC File No. 001-34761).

10.30
Contract for Lease and Deposit dated June 1, 2016 between AW GUA, Limitada, and Mertech, Sociedad Anonima, for office No. 1101, incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K filed with the SEC on March 9, 2017 (SEC File No. 001-34761).

10.31
Contract for Lease and Deposit dated June 1, 2016 between AW GUA, Limitada, and Mertech, Sociedad Anonima, for office No. 1102, incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K filed with the SEC on March 9, 2017 (SEC File No. 001-34761).

10.32*	Letter Agreements for Lease Extension dated December 18, 2019 and January 6, 2020, between AW GUA, Limitada, and Mertech, Sociedad Anonima, for office No. 1101.

10.33*	Letter Agreements for Lease Extension dated December 18, 2019 and January 6, 2020, between AW GUA, Limitada, and Mertech, Sociedad Anonima, for office No. 1102.

10.34
Master License and Services Agreement as of October 5, 2017 by and between AutoWeb and DealerX Partners, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 11, 2017 (SEC File No. 001-34761).

10.35
Tax Benefit Preservation Plan Exemption Agreement and Irrevocable Proxy dated November 15, 2017, by and between AutoWeb, Piton Capital Partners LLC, a Delaware limited liability company (“Piton Capital”), and Piton Capital’s managing members, incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Current Report on Form 8-K filed with the SEC on November 17, 2017 (SEC File No. 001-34761).

10.36
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

10.37
Transitional License and Linking Agreement, made as of January 1, 2017, by and among Internet Brands, Inc., a Delaware corporation, Car.com, Inc., a Delaware corporation, and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 6, 2017 (SEC File No. 001-34761).

10.38
Form of Warrant to Purchase Common Stock (on an as-converted basis following the conversion of Series B Junior Preferred Stock) dated as of October 1, 2015 issued by the Company to the persons listed on Schedule A thereto, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 6, 2015 (SEC File No. 001-34761).

10.39
Loan, Security and Guarantee Agreement by and among CIT Northbridge Credit LLC, as Agent, the Lenders Party thereto, and AutoWeb, Inc., as Borrower, and Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc., as Guarantors, dated March 26, 2020 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 26, 2020 (SEC File No. 001-34761).

10.40
Lease Agreement dated March 11, 2020, by and among The Irvine Company LLC and the Company incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 16, 2020 (SEC File No. 001-34761).

21.1*	Subsidiaries of AutoWeb, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, Moss Adams LLP.

24.1*	Power of Attorney (included in the signature page hereto).

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated March 27, 2020.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated March 27, 2020.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated March 27, 2020.

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Extension Schema Document.

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Extension Definition Document.

101.LAB††	XBRL Taxonomy Label Linkbase Document.

101.PRE††	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.

■	Management Contract or Compensatory Plan or Arrangement.

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

Item 16.
Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 2020.

AUTOWEB, INC.

By:	/s/ JARED R. ROWE
Jared R. Rowe
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of AutoWeb, Inc., a Delaware corporation (“Company”), and the undersigned Directors and Officers of AutoWeb, Inc. hereby constitute and appoint Jared R. Rowe, Joseph P. Hannan and Glenn E. Fuller as the Company’s or such Director’s or Officer’s true and lawful attorneys-in-fact and agents, for the Company or such Director or Officer and in the Company’s or such Director’s or Officer’s name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the Company or such Director or Officer might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. FUCHS Michael J. Fuchs	Chairman of the Board and Director	March 27, 2020

/s/ JARED R. ROWE Jared R. Rowe	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2020

/s/ JOSEPH P. HANNAN Joseph P. Hannan	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 27, 2020

/s/ MICHAEL A. CARPENTER Michael A. Carpenter	Director	March 27, 2020

/s/ MATIAS DE TEZANOS Matias de Tezanos	Director	March 27, 2020

/s/ CHAN GALBATO Chan Galbato	Director	March 27, 2020

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	March 27, 2020

/s/ JANET M. THOMPSON Janet M. Thompson	Director	March 27, 2020

/s/ JOSE VARGAS Jose Vargas	Director	March 27, 2020

AUTOWEB, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
AutoWeb, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AutoWeb, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 and as discussed in Note 3, its method of accounting for revenue recognition in 2018.

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
March 27, 2020

We have served as the Company’s auditor since 2012.

AUTOWEB, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share and share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$892	$13,600
Restricted cash	5,054	—
Accounts receivable, net of allowances for bad debts and customer credits of $740 and $566 at December 31, 2019 and 2018, respectively	24,051	26,898
Prepaid expenses and other current assets	1,265	1,245
Total current assets	31,262	41,743
Property and equipment, net	3,349	3,181
Right-of-use assets	2,528	—
Intangible assets, net	7,104	11,976
Other assets	661	516
Total assets	$44,904	$57,416

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,080	$17,572
Borrowings under revolving credit facility	3,745	—
Accrued employee-related benefits	1,004	3,125
Other accrued expenses and other current liabilities	2,315	2,204
Current portion of lease liabilities	1,167	—
Convertible note payable	—	1,000
Total current liabilities	22,311	23,901
Lease liabilities, net of current portion	1,497	—
Total liabilities	23,808	23,901
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized
Series A Preferred stock, none issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 13,146,831 and 12,960,450 shares issued and outstanding at December 31, 2019 and 2018, respectively	13	13
Additional paid-in capital	364,028	361,218
Accumulated deficit	(342,945)	(327,716)
Total stockholders’ equity	21,096	33,515
Total liabilities and stockholders’ equity	$44,904	$57,416

 The accompanying notes are an integral part of these consolidated financial statements.

AUTOWEB, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per-share data)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Lead generation	$90,728	$96,936	$107,045
Digital advertising	23,173	28,169	34,142
Other revenues	80	484	938
Total revenues	113,981	125,589	142,125
Cost of revenues	91,412	101,315	99,352
Cost of revenues – impairment	—	9,014	—
Gross profit	22,569	15,260	42,773
Operating expenses:
Sales and marketing	10,805	12,419	14,315
Technology support	8,849	13,838	12,567
General and administrative	13,882	16,077	12,001
Depreciation and amortization	4,371	4,897	4,781
Goodwill impairment	—	5,133	37,688
Long-lived asset impairment	—	1,968	—
Total operating expenses	37,907	54,332	81,352
Operating loss	(15,338)	(39,072)	(38,579)
Interest and other income (expense), net	119	250	(946)
Loss before income tax provision	(15,219)	(38,822)	(39,525)
Income tax provision (benefit)	10	(6)	25,439
Net loss and comprehensive loss	$(15,229)	$(38,816)	$(64,964)

Basic loss per common share	$(1.17)	$(3.04)	$(5.48)
Diluted loss per common share	$(1.17)	$(3.04)	$(5.48)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOWEB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total

Balance at December 31, 2016	11,012,625	$11	168,007	$—	$350,022	$(230,424)	$119,609
Share-based compensation	—	—	—	—	4,106	—	4,106
Issuance of common stock upon exercise of stock options	248,344	—	—	—	1,355	—	1,355
Issuance of restricted stock	345,000	—	—	—	—	—	—
Conversion of preferred shares	1,680,070	2	(168,007)	—	(2)	—	—
DealerX contingent consideration	—	—	—	—	2,470	—	2,470
Repurchase of common stock	(226,698)	—	—	—	(1,897)	—	(1,897)
Cumulative effect adjustment	—	—	—	—	—	6,488	6,488
Net loss	—	—	—	—	—	(64,964)	(64,964)
Balance at December 31, 2017	13,059,341	13	—	—	356,054	(288,900)	67,167
Share-based compensation	—	—	—	—	4,866	—	4,866
Issuance of common stock upon exercise of stock options	28,467	—	—	—	98	—	98
Cancellation of restricted stock	(188,333)	—	—	—	—	—	—
Issuance of common stock	60,975	—	—	—	200	—	200
Net loss	—	—	—	—	—	(38,816)	(38,816)
Balance at December 31, 2018	12,960,450	13	—	—	361,218	$(327,716)	$33,515
Share-based compensation	—	—	—	—	2,402	—	2,402
Issuance of common stock upon exercise of stock options	213,048	—	—	—	408	—	408
Cancellation of restricted stock	(26,667)	—	—	—	—	—	—
Issuance of common stock
Net loss	—	—	—	—	—	(15,229)	(15,229)
Balance at December 31, 2019	13,146,831	$13	—	$—	$364,028	$(342,945)	$21,096

The accompanying notes are an integral part of these consolidated financial statements.

AUTOWEB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss and comprehensive loss	$(15,229)	$(38,816)	$(64,964)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,454	8,544	7,653
Goodwill impairment	—	5,133	37,688
Intangible asset impairment	—	9,014	—
Provision for bad debt	293	241	346
Provision for customer credits	250	217	247
Share-based compensation	2,402	4,866	4,103
Right-of-use-assets	1,697	—	—
Lease Liabilities	(1,706)	—	—
Write-down of assets	59	—	8
Long-lived asset impairment	—	1,968	—
(Gain)/loss on investment	(250)	(25)	580
Change in deferred tax assets	—	692	25,264
Changes in assets and liabilities:
Accounts receivable	2,304	(1,445)	7,130
Prepaid expenses and other current assets	(20)	814	(904)
Other non-current assets	(145)	(278)	200
Accounts payable	(3,492)	4,873	(2,954)
Accrued expenses and other current liabilities	(2,034)	1,282	(2,909)
Net cash provided by (used in) operating activities	(9,417)	(2,920)	11,488
Cash flows from investing activities:
Purchases of property and equipment	(1,640)	(896)	(1,799)
Purchase of intangible assets	—	—	(8,600)
Proceeds from sale of investment	250	125	—
Change in short-term investment	—	—	—
Net cash used in investing activities	(1,390)	(771)	(10,402)
Cash flows from financing activities:
Borrowings under revolving credit facility	73,968	—	—
Principal payments on revolving credit facility	(70,223)	(8,000)	—
Repurchase of common stock	—	—	(1,897)
Proceeds from issuance of common stock	—	200	—
Payments on term loan borrowings	(1,000)	—	(14,063)
Net proceeds from stock option exercises	408	98	1,355
Net cash provided by (used in) financing activities	3,153	(7,702)	(14,605)
Net decrease in cash and cash equivalents	(7,654)	(11,393)	(13,519)
Cash and cash equivalents, beginning of period	13,600	24,993	38,512
Cash and cash equivalents and restricted cash, end of period	$5,946	$13,600	$24,993

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$13,600	$24,993	$38,512
Restricted cash at beginning of period		—	—
Cash and cash equivalents at beginning of period	$13,600	$24,993	$38,512

Cash and cash equivalents at end of period	$892	$13,600	$38,512
Restricted cash at end of period	5,054	—	—
Cash and cash equivalents and restricted cash at end of period	$5,946	$13,600	$38,512

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12	$4	$650
Cash refunds for income taxes	$128	$223	$—
Cash paid for interest	$176	$118	$948

Supplemental schedule of non-cash investing and financing activities:
DealerX License Agreement contingent consideration	$—	$—	$2,470

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

Restricted Cash: For purposes of the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows, restricted cash primarily consists of cash pledged pursuant to the PNC Credit Agreement (See Note 7).

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

Cash equivalents, restricted cash, accounts receivable, net of allowance, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs) and Carat Detroit.  During 2019, approximately 25% of our total revenues were derived from these two customers, and approximately 33% or $8.4 million of gross accounts receivable related to these two customers at December 31, 2019.  Urban Science Applications accounted for 15% and 13% of total revenues and accounts receivable, respectively, as of December 31, 2019. Carat Detroit accounted for 9% and 21% of total revenues and accounts receivable, respectively, as of December 31, 2019.

During 2018, approximately 37% of our total revenues were derived from Urban Science Applications (which represents several Manufacturer programs), General Motors and media.net Advertising and approximately 41% or $11.2 million of gross accounts receivable related to these three customers at December 31, 2018.  Urban Science Applications accounted for 18% and 21% of total revenues and accounts receivable, respectively, as of December 31, 2018. Media.net Advertising accounted for 10% and 6% of total revenues and accounts receivable, respectively, as of December 31, 2018. General Motors accounted for 9% and 13% of total revenues and accounts receivable, respectively, as of December 31, 2018.

During 2017, approximately 34% of the Company’s total revenues were derived from these same three customers in 2018, and approximately 43% or $11.6 million of gross accounts receivable related to these three customers at December 31, 2017.   Urban Science Applications accounted for 15% and 20% of total revenues and total accounts receivable as of December 31, 2017, respectively. Media.net Advertising accounted for 11% of both total revenues and accounts receivable as of December 31, 2017, respectively.

Property and Equipment.  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. Repair and maintenance costs are charged to operating expenses as incurred. Gains or losses resulting from the retirement or sale of property and equipment are recorded as operating income, respectively.

Operating Leases.  The Company leases office space and certain office equipment under operating lease agreements which expire on various dates through 2024, with options to renew on expiration of the original lease terms. These operating lease agreements include one material related party agreement, whereby the Company incurred $0.2 million of operating lease payments during 2019.

The lease term begins on the date of initial possession of the leased property for purposes of recognizing rent expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Capitalized Internal Use Software and Website Development Costs.  The Company capitalizes costs to develop internal use software in accordance with Accounting Standards Codification (“ASC”) 350-40, “Internal-Use Software”, and ASC 350-50, “Website Development Costs”, which require the capitalization of external and internal computer software costs and website development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three to five years. Capitalized website development costs, once placed in service, are amortized using the straight-line method over the estimated useful life of the related websites.  The Company capitalized $0.4 million, $0.5 million and $0.5 million of such costs for the years ended December 31, 2019, 2018 and 2017, respectively.

Indefinite-lived intangible assets. On May 21, 2015 (“Dealix/Autotegrity Acquisition Date”), AutoWeb and CDK Global, LLC, a Delaware limited liability company (“CDK”), entered into and consummated a Stock Purchase Agreement in which AutoWeb acquired all of the issued and outstanding shares of common stock in Dealix Corporation, a California corporation and subsidiary of CDK, and Autotegrity, Inc., a Delaware corporation and subsidiary of CDK (collectively, “Dealix/Autotegrity”).  Dealix Corporation provides new and used car Leads to automotive dealerships, Dealer groups and Manufacturers, and Autotegrity, Inc. is a consumer Leads acquisition and analytics business.

Indefinite-lived intangible assets consists of a domain name, which was acquired as part of the Dealix/Autotegrity acquisition in 2015, which is tested for impairment annually, or more frequently if an event occurs or circumstances changes that would indicate that impairment may exist. When evaluating indefinite-lived intangible assets for impairment, the Company may first perform a qualitative analysis to determine whether it is more-likely-than-not that the indefinite-lived intangible assets is impaired. If the Company does not perform the qualitative assessment, or if the Company determines that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount, the Company will calculate the estimated fair value of the indefinite-lived intangible asset. Fair value is the price a willing buyer would pay for the indefinite-lived intangible asset and is typically calculated using an income approach. If the carrying amount of the indefinite-lived intangible asset exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value.

Impairment of Long-Lived Assets and Intangible Assets.  The Company periodically reviews long-lived amortizing assets to determine if there is any impairment of these assets. The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the long-lived assets and other intangibles. Future events could cause the Company to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. The Company assesses the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, the Company would write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on the Company’s financial condition and results of operations. The Company recorded impairment of $0.6 million related to its investment in SaleMove in 2017. In 2018, the Company recorded impairments totaling $11.0 million, primarily attributable to a $9.0 million charge due to our decision to terminate the support provisions of the DealerX License Agreement, which significantly impacted the usability of the asset. The remaining $2.0 million is comprised of a $1.6 million customer relationships impairment related to a 2015 acquisition after determining that a significant percentage of acquired customers were no longer part of the dealer base, and the write-off of $0.4 million in cash advances to SaleMove. The Company did not record any impairment of long-lived assets and intangible assets in 2019.

Goodwill.  Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. The Company evaluates the carrying value of enterprise goodwill for impairment by comparing the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired. The Company evaluates enterprise goodwill, at a minimum, on an annual basis in the fourth quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may be impaired. The Company recorded goodwill impairment of $37.7 million in 2017. The Company impaired the remaining $5.1 million goodwill balance in 2018.

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

ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA’s provisions, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740.

In 2017, we recorded provisional amounts for certain enactment-date effects of the TCJA, for which the accounting had not been finalized, by applying the guidance in SAB 118. The Company recorded a decrease in deferred tax assets of $11.7 million, with a corresponding net adjustment to deferred income tax expense of $11.7 million for the year ended December 31, 2017. In addition, the Company recognized a deemed repatriation of $0.6 million of deferred foreign income from its Guatemala subsidiary, which did not result in any incremental tax cost after application of foreign tax credits.  Accordingly, we completed our accounting for the effects of the TCJA in 2018 and did not recognize any material adjustments to the 2017 provisional income tax expense.

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

The following are the share amounts utilized to compute the basic and diluted net earnings (loss) per share for the years ended December 31:

	2019	2018	2017
Basic Shares:
Weighted average common shares outstanding	13,070,898	12,756,191	11,910,906
Weighted average common shares repurchased	—	—	(58,367)
Basic Shares	13,070,898	12,756,191	11,852,539

Diluted Shares:
Basic Shares	13,070,898	12,756,191	11,852,539
Weighted average dilutive securities	—	—	—
Dilutive Shares	13,070,898	12,756,191	11,852,539

For the years ended December 31, 2019, 2018 and 2017, basic and diluted weighted average shares are the same as the Company generated a net loss for the period and potentially dilutive securities are excluded because they have an anti-dilutive impact.

Potentially dilutive securities representing approximately 4.4 million, 3.5 million, and 3.7 million shares of common stock for the years ended December 31, 2019, 2018, and 2017, respectively, were excluded from the computation of diluted income per share for these periods because their effect would have been anti-dilutive.

Share-Based Compensation.  The Company grants stock-based awards (“Awards”) primarily in the form of stock options and restricted stock awards (“RSAs”) under several of its stock-based compensation Plans (the “Plans”), that are more fully described in Note 10.  The Company recognizes share-based compensation based on the Awards’ fair value, net of estimated forfeitures on a straight-line basis over the requisite service periods, which is generally over the awards’ respective vesting period, or on an accelerated basis over the estimated performance periods for options with performance conditions.

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

Advertising Expense.  Advertising costs are expensed in the period incurred and the majority of advertising expense is recorded in sales and marketing expense. Advertising expense in the years ended December 31, 2019, 2018 and 2017 was $0.6 million, $1.4 million and $1.7 million, respectively.

Recent Accounting Pronouncements

Recently Adopted by the Company

ASC 220 “Comprehensive Income.” In February 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. On January 1, 2019, the Company adopted ASU No. 2018-02 and it did not have a material effect on the consolidated financial statements and related disclosures.

ASC 842 “Leases.” In February 2016, ASU No. 2016-02, “Leases (Topic 842)” was issued. This ASU was issued to increase transparency and comparability among organizations by requiring lessees to (i) recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet to represent the right to use the leased asset for the lease term and the obligation to make lease payments and (ii) disclose key information about leasing arrangements. Some changes to the lessor accounting guidance were made to align both of the following: (i) the lessor accounting guidance with certain changes made to the lessee accounting guidance and (ii) key aspects of the lessor accounting model with revenue recognition guidance.

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

The Company earns revenue by providing lead generation, digital advertising, and mobile products and services used by Dealers and Manufacturers in their efforts to market and sell new and used vehicles to consumers. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The Company records revenue on distinct performance obligations at a single point in time, when control is transferred to the customer.

The Company has three main revenue sources – Lead generation, Digital advertising, and Other revenue. Accordingly, the Company recognizes revenue for each source as described below:

●
Lead generation – paid by Dealers and Manufacturers participating in the Company’s Lead programs and are comprised of Lead transaction and/or monthly subscription fees. Lead generation are recognized in the period when service is provided.

●
Digital advertising – fees paid by Dealers and Manufacturers for (i) display advertising on the Company’s websites and (ii) fees from the Company’s click traffic program. Revenue is recognized in the period advertisements are displayed on the Company’s websites or the period in which clicks have been delivered, as applicable. The Company recognizes gross revenue from the delivery of action-based advertisements in the period in which a user takes the action for which the marketer contracted for with the Company. For advertising revenue arrangements where the Company is not the principal, the Company recognizes revenue on a net basis.

●
Other revenues – consists primarily of revenues from the Company’s mobile products and revenues from the Company’s Reseller Agreement with SaleMove, Inc. Revenue is recognized in the period in which products or services are sold.

Variable Consideration

The Company’s products, namely Leads, are generally sold with a right-of-return for services that do not meet customer requirements as specified by the relevant contract. Rights-of-return are estimable, and provisions for estimated returns are recorded as a reduction in revenue by the Company in the period revenue is recognized, and thereby accounted for as variable consideration. The Company includes the allowance for customer credits in its net accounts receivable balances on the Company’s balance sheet at period end. Allowance for customer credits totaled $194,000 and $121,000 as of December 31, 2019 and 2018, respectively.

See further discussion below on significant judgments exercised by the Company in regard to variable consideration.

Contract Assets and Contract Liabilities Unbilled Revenue

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing. From time to time, the Company may have balances on its balance sheet representing revenue that has been recognized by the Company upon satisfaction of performance obligations and earning a right to receive payment. These not-yet invoiced receivable balances are driven by the timing of administrative transaction processing, and are not indicative of partially complete performance obligations, or unbilled revenue. Unbilled revenue represents revenue that is partially earned, whereby control of promised services has not yet transferred to the customer, and for which the Company has not earned the complete right to payment. The Company had zero unbilled revenue included in its consolidated balance sheets as of December 31, 2019 and 2018.

Deferred Revenue

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying its performance obligations, including amounts which are refundable. Such activity is not a common practice of operation for the Company. The Company had zero deferred revenue included in its consolidated balance sheets as of December 31, 2019 and 2018. Payment terms and conditions can vary by contract type. Generally, payment terms within the Company’s customer contracts include a requirement of payment within 30 to 60 days from date of invoice. Typically, customers make payments after receipt of invoice for billed services, and less typically, in advance of rendered services.

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

As specific customer credits are identified, they are charged against this allowance with no impact on revenues. Returns and credits are measured at contract inception, with respective obligations reviewed each reporting period or as further information becomes available, whichever is earlier, and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. The allowance for customer credits is included in the net accounts receivable balances of the Company’s balance sheets as of December 31, 2019 and 2018.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by revenue source and has determined that disaggregating revenue into these categories sufficiently depicts the differences in the nature, amount, timing, and uncertainty of its revenue streams. The Company has three main sources of revenue: lead generation, digital advertising, and other revenues.

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Lead generation	$90,728	$96,936	$107,045
Digital advertising
Clicks	19,599	23,387	28,262
Display and other advertising	3,574	4,782	5,880
Other revenues	80	484	938
Total revenues	$113,981	$125,589	$142,125

4.
Disposals

Disposal of Specialty Finance Leads Product

On December 19, 2016, AutoWeb and Car.com, Inc., a wholly owned subsidiary of AutoWeb (“Car.com”), entered into an Asset Purchase and Sale Agreement, by and among AutoWeb, Car.com, and Internet Brands, Inc., a Delaware corporation (“Internet Brands”), in which Internet Brands acquired substantially all of the assets of the automotive specialty finance leads group of Car.com. The transaction was completed effective as of December 31, 2016. The transaction consideration consisted of $3.2 million in cash and $1.6 million to be paid over a five-year period pursuant to a Transitional License and Linking Agreement (“Transition Agreement”). The Company recorded a gain on sale of approximately $2.2 million in connection with the transaction in the fourth quarter of 2016.

Under the Transition Agreement, Car.com and AutoWeb provide Internet Brands certain transition services and arrangements (i) Internet Brands will pay AutoWeb $1.6 million in fees over the five-year term of the Transition Agreement; and (ii) Car.com (1) granted Internet Brands a limited, non-exclusive, non-transferable license to use the Car.com logo and name solely for sales and marketing purposes in Internet Brand’s automotive specialty finance leads business; and (2) provided certain redirect linking of consumer traffic from the Company’s specialty finance leads application forms to a landing page designated by Internet Brands. The Company received $0.3 million, $0.4 million and $0.4 million during the years ended December 31, 2019, 2018 and 2017, respectively, related to the Transition Agreement.

5.
Investments

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

6.
Selected Balance Sheet Accounts

Property and equipment consist of the following:

	As of December 31,
	2019	2018
	(in thousands)
Computer software and hardware	$12,804	$11,393
Capitalized internal use software	5,878	6,228
Furniture and equipment	1,743	1,743
Leasehold improvements	1,613	1,613
	22,038	20,977
Less—Accumulated depreciation and amortization	(18,689)	(17,796)
Property and equipment, net	$3,349	$3,181

As of December 31, 2019, and 2018, capitalized internal use software, net of amortization, was $0.6 million and $1.2 million, respectively.  Depreciation and amortization expense related to property and equipment was $1.6 million for the year ended December 31, 2019.  Of this amount, $0.9 million was recorded in cost of revenues and $0.7 million was recorded in operating expenses for the year ended December 31, 2019. Depreciation and amortization expense related to property and equipment was $2.0 million for the year ended December 31, 2018.  Of this amount, $1.2 million was recorded in cost of revenues and $0.8 million was recorded in operating expenses for the year ended December 31, 2018. Depreciation and amortization expense related to property and equipment was $1.9 million for the year ended December 31, 2017.  Of this amount, $1.1 million was recorded in cost of revenues and $0.8 million was recorded in operating expenses for the year ended December 31, 2017.

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

The transaction consideration consisted of: (i) $8.0 million in cash paid to DealerX upon execution of the DealerX License Agreement and (ii) the right to 710,856 shares of the Company’s common stock, par value $0.001 per share, representing approximately 5% of the Company’s outstanding Common Stock as of the date the parties entered into the DealerX License Agreement (“Market Capitalization Shares”) if on or before October 5, 2022: (i) AutoWeb’s market capitalization averages at least $225.0 million over a consecutive 90-day period or (ii) there is a change in control of AutoWeb that reflects a market capitalization of at least $225.0 million. If the Market Capitalization Shares are issued to DealerX, DealerX’s obligation to continue to support the platform (“Platform Support Obligations”) will continue in perpetuity. Alternatively, upon the occurrence of certain events prior to the issuance of the Market Capitalization Shares, AutoWeb may elect to make an additional lump-sum payment of $12.5 million (“Alternative Cash Payment”) in order to extend DealerX’s Platform Support Obligations in perpetuity. If the Alternative Cash payment were made, DealerX’s contingent right to receive the Market Capitalization Shares would be terminated. The fair value of the Market Capitalization Shares was calculated at $2.5 million. At the transaction date, the Company recorded approximately $10.5 million as a definite-lived intangible asset which was amortized over its expected useful life of seven years.

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

A quantitative analysis was performed by the Company in 2018 on its customer relationship intangible assets, whereby it examined available data, namely historical activity and cashflows resulting from the customer relationships of previous acquisitions, in concert with projected future use of acquired customer relationships within the parameters of the Company’s future strategic plans. As a result of this analysis, the Company determined there to be impairment of $1.6 million related to customer relationship intangible assets acquired in a 2015 acquisition for which projected cashflows did not support the carrying values. Additionally, the Company determined that the estimated useful life of these customer relationship intangible assets had changed from 10 years to 5 years. This change in estimate will impact amortization expense in future periods as amortization will be accelerated over the remaining estimated useful life of this asset due to the change in estimate.

The Company’s intangible assets will be amortized over the following estimated useful lives (in thousands):

		December 31, 2019			December 31, 2018
Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks/trade names/licenses/ domains	3 – 7 years	$16,589	$(15,442)	$1,147	$16,589	$(14,914)	$1,675
Customer relationships	2 - 5 years	19,563	(18,800)	763	19,563	(15,544)	4,019
Developed technology	5-7 years	8,955	(5,961)	2,994	8,955	(4,873)	4,082
		$45,107	$(40,203)	$4,904	$45,107	$(35,331)	$9,776

		December 31, 2019			December 31, 2018
Indefinite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain	Indefinite	$2,200	$—	$2,200	$2,200	$—	$2,200

Amortization expense is included in “Cost of revenues” and “Depreciation and amortization” in the Statements of Operations and Comprehensive Income (Loss).  Amortization expense was $4.9 million, $8.1 million and $5.7 million in 2019, 2018 and 2017, respectively. Amortization expense for 2018 includes $1.6 million related to the above-mentioned customer relationship impairment. The $9.0 million impairment related to DealerX was recorded to Cost of revenues - impairment. Amortization expense for intangible assets for the next five years is as follows:

Year	Amortization Expense
(in thousands)

2020	$2,371
2021	1,499
2022	902
2023	86
2024	46
$4,904

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.  The Company impaired goodwill by $5.1 million and $37.7 million during the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2019, and 2018, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
Accrued employee related benefits	$1,004	$3,125
Other accrued expenses and other current liabilities:
Other accrued expenses	1,264	1,346
Amounts due to customers	355	424
Other current liabilities	1,239	434
Total other accrued expenses and other current liabilities	2,858	2,204

Total accrued expenses and other current liabilities	$3,862	$5,329

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

On April 30, 2019, the Company entered into a $25.0 million Revolving Credit and Security Agreement ("PNC Credit Agreement" or “Revolving Loan”) with PNC Bank, N.A. (“PNC”) as agent, and the Company’s U.S. subsidiaries Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc., as Guarantors (“Company Subsidiaries”). The obligations under the PNC Credit Agreement are guaranteed by the Company Subsidiaries and secured by a first priority lien on all of the Company’s and the Company Subsidiaries’ tangible and intangible assets. The PNC Credit Agreement provides a subfacility of up to $5.0 million for letters of credit. The PNC Credit Agreement expires on April 30, 2022. As of December 31, 2019, the Company had $3.7 million outstanding under its credit facility. Financing costs related to the credit facility, net of accumulated amortization, of approximately $0.3 million, have been deferred over the initial term of the loan and are included in other assets as of December 31, 2019.

The interest rates per annum applicable to borrowings under the PNC Credit Agreement will be, at the Company’s option (subject to certain conditions), equal to either a domestic rate (“Domestic Rate Loans”) or a LIBOR rate for one, two, or three-month interest periods chosen by the Company (“LIBOR Rate Loans”), plus the applicable margin percentage of 2% for Domestic Rate Loans and 3% for LIBOR Rate Loans. The domestic rate for Domestic Rate Loans will be the highest of (i) the base commercial lending rate of Lender, (ii) the overnight bank funding rate plus 0.50%, or (iii) the LIBOR rate plus 1.00% so long as the daily LIBOR rate is offered, ascertainable and not unlawful. The PNC Credit Agreement also provides for commitment fees ranging from 0.5% to 1.5% applied to unused funds (with the applicable fee based on quarterly average borrowings), but with the fees fixed at 1.5% until September 30, 2019. Fees for Letters of Credit are equal to 3% for LIBOR Rate Loans, with a fronting fee for each Letter of Credit in an amount equal to 0.5% of the daily average aggregate undrawn amount of all Letters of Credit outstanding.

The PNC Credit Agreement contains customary representations and warranties and covenants that restrict the Company and the Company Subsidiaries from engaging in or taking various actions, including, among other things (but except as otherwise permitted by the PNC Credit Agreement): (i) incurring or guaranteeing additional indebtedness; (ii) making any loans, investments or acquisitions; (iii) selling or otherwise transferring or disposing of assets other than in the ordinary course of business; (iv) engaging in transactions with affiliates; and (v) declaring or making distributions on their stock or other equity interests. The Company is also required to maintain a $5.0 million pledged interest-bearing deposit account with Lender until the Company’s consolidated EBITDA is greater than $10.0 million. As of December 31, 2019, the Company had restricted cash related to the credit facility of approximately $5.1 million. The restricted cash accrues interest at a variable rate currently averaging 1.64% per annum.

On October 29, 2019, the Company, the Company Subsidiaries and PNC entered into a First Amendment to the PNC Credit Agreement (“PNC Credit Agreement First Amendment”) that provides for an amended financial covenant related to the Company’s minimum required EBITDA (as defined in the PNC Credit Agreement). This amended financial covenant requires the Company to maintain its consolidated EBITDA (as defined in the PNC Credit Agreement) at stated minimum levels (i) of $0.7 million for the quarter ended September 30, 2019; (ii) $250,000 for the month of October 2019; (iii) $600,000 for the two-months ending November 30, 2019; and ranging from $3.6 million to $7.5 million for the later periods set forth in the PNC Credit Agreement First Amendment during the remaining term of the PNC Credit Agreement. In addition, the PNC Credit Agreement First Amendment adds a new financial covenant requiring the Company to maintain at least a 1.20 to 1.00 Fixed Charge Coverage Ratio (as defined in the PNC Credit Agreement First Amendment) for the periods set forth in the PNC Credit Agreement First Amendment. If the Company fails to comply with the minimum EBITDA requirements or the Fixed Charge Coverage Ratio, the Company has the right to cure (“Cure Right”) through the application of the proceeds from the sale of new equity interests in the Company, subject to the conditions set forth in the PNC Credit Agreement First Amendment. The Cure Right may not be exercised more than three times during the term of the PNC Credit Agreement and any proceeds from a sale of equity interests must not be less than the greater of (i) the amount required to cure the applicable default; and (ii) $500,000.

On January 16, 2020, the Company received a notice of event of default and reservation of rights (“Notice”) from PNC Bank, under the PNC Credit Agreement advising that an event of default has occurred and is continuing under Section 10.3 of the PNC Credit Agreement by reason of AutoWeb’s failure to deliver to PNC the financial statements and related compliance certificate for the month ended November 30, 2019. Although not covered by the Notice at this time, AutoWeb also is not in compliance with the minimum EBITDA financial covenant under the PNC Credit Agreement. As a result of the Notice, PNC has increased the interest rate under the PNC Credit Agreement by 2.0% per annum.

The Notice advised AutoWeb that PNC (i) specifically reserves all rights and remedies available to it under the PNC Credit Agreement and (ii) does not waive the event of default or any other event of default that may exist on the date of the Notice or which may occur thereafter. The Notice further advised that any loans, advances, and extensions of credit made to AutoWeb from time to time, will be at the sole discretion of PNC and will not constitute a waiver of the event of default, or a waiver by PNC of any of its rights under the PNC Credit Agreement or any collateral agreement.

On March 26, 2020, the Company entered into a $20.0 million Loan, Security and Guarantee Agreement (“the CNC Credit Agreement”) with CIT Northbridge Credit LLC, as agent, and the Company’s U.S. subsidiaries Car.com, Inc. Autobytel, Inc. and AW GUA USA, Inc., as Guarantors. The obligations under the CNC Credit Agreement are guaranteed by the Company Subsidiaries and secured by a lien on all the Company’s and the Company Subsidiaries’ assets. The CNC Credit Agreement expires on March 26, 2023.

The interest rate per annum applicable to borrowings under the CNC Credit Agreement will be the LIBO Rate plus 5.5%. The LIBO Rate will be equal to the greater of (i) 1.75% and (ii) the rate determined by the Agent to be equal to the quotient obtained by dividing (1) the LIBO Base Rate (i.e., the rate per annum determined by Agent to be the offered rate that appears on the applicable Bloomberg page) for the applicable LIBOR Loan for the applicable interest period by (2) one minus the Eurodollar Reserve Percentage (i.e., the reserve percentage in effect under regulations issued from time to time by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirement with respect to Eurocurrency funding for the applicable LIBOR Loan for the applicable interest period). Upon commencement, the interest rate will be 7.25%.

8.                        Commitments and Contingencies

Operating Leases

The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company had a weighted average remaining lease term of 1.6 years and a weighted average discount rate of 5.5% as of December 31, 2019.

Lease Liabilities

Lease liabilities as of December 31, 2019, consist of the following:

Current portion of lease liabilities	$1,167
Long-term lease liabilities, net of current portion	1,497
Total lease liabilities	$2,664

The Company leases its facilities and certain office equipment under operating leases which expire on various dates through 2025.  The Company’s future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows (in thousands):

Years Ending December 31,
2020	$1,430
2021	924
2022	791
2023	786
2024	528
Thereafter	197
$4,656

On March 11, 2020, the Company entered into a Lease Agreement (“Lease”) with The Irvine Company LLC, a Delaware limited liability company, pursuant to which the Company will lease approximately 12,000 square feet of office space located in Irvine, California. The term of the Lease will commence on August 1, 2020, upon completion of tenant improvements to the Premises and shall continue for a period of approximately five years, unless earlier terminated in accordance with the terms of the Lease. The company has the option to extend the Lease Term for one additional period of five years. The new office space will replace the Company’s current approximately 39,361 square feet of office space in Irvine, California, the lease for which expires July 31, 2020. The Company included this lease within the future minimum lease payment table above.

Operating lease cost included in operating expenses was $2.0 million, $1.7 million and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. In June 2017, the Company subleased one of its buildings to a third-party for the remainder of the lease term which expired in February 2019. Rent expense for the years ended December 31, 2019, 2018 and 2017 is net of sublease income of $26,000, $0.2 million, $0.1 million, respectively.

Employment Agreements

The Company has employment agreements and retention agreements with certain key employees. A number of these agreements require severance payments, continuation of certain insurance benefits and acceleration of vesting of stock options in the event of a termination of employment without cause or for good reason.

Litigation

From time to time, the Company may be involved in litigation matters arising from the normal course of its business activities.  Such litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect its business, results of operations, financial condition and cash flows. The Company assesses the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. The Company records a loss contingency when an unfavorable outcome is probable, and the amount of the loss can be reasonably estimated. The amount of allowances required, if any, for these contingencies is determined after analysis of each individual case. The amount of allowances may change in the future if there are new material developments in each matter.  Gain contingencies are not recorded until all elements necessary to realize the revenue are present. Any legal fees incurred in connection with a contingency are expensed as incurred.

9.
Retirement Savings Plan

The Company has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”) (the “401(k) Plan”). The 401(k) Plan covers all employees of the Company who are over 21 years of age and is effective on the first day of the month following date of hire. Under the 401(k) Plan, participating employees are allowed to defer up to 100% of their pretax salaries not to exceed the maximum IRC deferral amount. The Company contributions to the 401(k) Plan are discretionary. The Company contribution in the years ended December 31, 2019, 2018 and 2017 was $0.3 million.

10.
Stockholders’ Equity

Stock-Based Incentive Plans

The Company has established plans that provide for stock-based awards (“Awards”), primarily in the form of stock options and restricted stock awards (“RSAs”), to employees, directors, and consultants.  As of June 21, 2018, new Awards may only be granted under the 2018 Equity Incentive Plan, and as of December 31, 2019, an aggregate of approximately 2.0 million shares of Company common stock were available for granting of new Awards under the 2018 Equity Incentive Plan.

Share-based compensation expense is included in costs and expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Share-based compensation expense:
Cost of revenues	$—	$23	$78
Sales and marketing	304	982	1,703
Technology support	197	1,247	586
General and administrative	1,901	2,615	1,739
Share-based compensation expense	2,402	4,867	4,106

Amount capitalized to internal use software	—	1	3

Total share-based compensation expense	$2,402	$4,866	$4,103

During the year ended December 31, 2019, and 2018, certain Awards were modified or accelerated in connection with the termination of employment of certain former officers of the Company. In accordance with guidance provided under ASC 718 and related ASU No. 2017-09 and ASU No. 2018-07, the Company recognized Award modification and acceleration expenses related to these events in the period incurred. Modification expense was determined by using the Black-Scholes option pricing model to estimate the fair value of the modified awards as of the new measurement date and respective fair value assumptions. The Company recognized acceleration expense of $0.2 million and $2.1 million in the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, 2018 and 2017, there was approximately $3.0 million, $2.6 million and $3.9 million, respectively, of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of approximately 1.9 years.

Stock Options

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility and risk-free interest rates. The expected risk-free interest rate is based on United States Treasury yield for a term consistent with the expected life of the stock option in effect at the time of grant. Expected volatility is based on the Company’s historical experience for a period equal to the expected life. The Company has used historical volatility because it has limited, or no options traded on its common stock to support the use of an implied volatility or a combination of both historical and implied volatility. The Company estimates the expected life of options granted based on historical experience, which it believes is representative of future behavior.  The dividend yield is not considered in the option-pricing formula since the Company has not paid dividends in the past and has no current plans to do so in the future. The Company elected to estimate a forfeiture rate and is based on historical experience and is adjusted based on actual experience.

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

Awards granted under the Company’s stock option plans were estimated to have a weighted average grant date fair value per share of $1.77, $1.75 and $6.23 for the years ended December 31, 2019, 2018 and 2017, respectively, based on the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2019	2018	2017
Expected volatility	65%	68%	62%
Expected risk-free interest rate	2.2%	2.6%	1.8%
Expected life (years)	4.4	4.5	4.4

A summary of the Company’s outstanding stock options as of December 31, 2019, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2018	3,346,066	$7.10	4.3	$450
Granted	1,697,883	3.32
Exercised	(213,048)	1.92		476
Forfeited or expired	(469,295)	7.86
Outstanding at December 31, 2019	4,361,606	$5.80	4.8	$37
Vested and expected to vest at December 31, 2019	4,101,178	$5.97	4.7	$35
Exercisable at December 31, 2019	2,014,021	$8.78	3.3	$12

Service-Based Options.  During the years ended December 31, 2019, 2018 and 2017, the Company granted 1,697,883, 2,056,700, and 466,600 service-based stock options, which had weighted average grant date fair values of $1.77, $1.75 and $6.23, respectively.

 Stock option exercises. During 2019, there were 213,048 options exercised, with an aggregate weighted average exercise price of $1.92. During 2018, there were 28,467 options were exercised, with an aggregate weighted average exercise price of $3.39. During 2017, there were 248,344 options were exercised, with an aggregate weighted average exercise price of $5.46. The total intrinsic value of options exercised during 2019, 2018 and 2017 was $0.5 million, $0.1 million and $1.6 million, respectively.

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

 Market Condition Options. On January 21, 2016, the Company granted 100,000 stock options to its former chief executive officer (“Former CEO”) with an exercise price of $17.09 and grant date fair value of $1.47 per option, using a Monte Carlo simulation model (“Former CEO Market Condition Options”).   The Former CEO Market Condition Options were previously valued at $2.94 per option but were revalued when the requisite stockholder approval for the Company’s Amended and Restated 2014 Equity Incentive Plan was obtained in June 2016. The Former CEO Market Condition Options were subject to both stock price-based and service-based vesting requirements.. On April 12, 2018, pursuant to the stock option award agreement, vesting of then-unvested Former CEO Market Condition Options was accelerated with the termination of employment of the Former CEO, resulting in the recognition of approximately $0.8 million of non-recurring share-based compensation expense during the first quarter of 2018. The Former CEO Market Condition Options may be exercised at any time on or before April 13, 2020.

Market Condition Options. In August 2019, the Company awarded a total of 455,000 stock options of the Company’s common stock to certain officers under the 2018 Equity Incentive Plan.  In addition to the service-based vesting described above, vesting of these options is subject to the achievement of a performance condition based on the weighted average closing price of the Company’s common stock on The Nasdaq Capital Market reaching Five Dollars ($5.00) for 10 consecutive trading days. The weighted average grant date fair value of these stock options was $1.69.

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

The Company granted an aggregate of 345,000 RSAs on September 27, 2017 to senior officers of the Company. These RSAs are service-based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second, and third anniversaries of the date of the award. During the year ended December 31, 2018, 80,000 shares of RSAs were forfeited upon the resignation of two executive officers, the forfeiture restrictions on 175,000 shares of RSA lapsed upon the termination of employment of the Former CEO and three officers of the Company, and the forfeiture restrictions on 40,000 shares of RSAs were modified upon the entry into a consulting agreement with a former executive officer (with 26,666 of these 40,000 shares being forfeited in 2019). The Company recognized expense of $0.8 million related to the acceleration of vesting and modification of these RSAs during the year ended December 31, 2018. During the year ended December 31, 2019, the forfeiture restrictions on 3,333 shares of RSA lapsed upon the termination of employment of a former officer of the Company, and the Company recognized a de minims amount of expense related to the acceleration of vesting of these RSAs during the year ended December 31, 2019. As of December 31, 2019, 13,333 shares of RSAs remain unvested.

Options and Warrants Outstanding and Shares Available for New Awards Under Stockholder-Approved Plans

As of December 31, 2019, the Company had outstanding the following options and warrants to purchase shares of common stock and shares available for new Awards under stockholder-approved plans:

Number of Shares
Stock options outstanding	4,361,606
Authorized for future Award grants under stockholder-approved stock-based incentive plans	1,974,833
Warrants outstanding	1,482,400
Total	7,818,839

Tax Benefit Preservation Plan

The Company’s Tax Benefit Preservation Plan dated as of May 26, 2010 between AutoWeb and Computershare Trust Company, N.A., as rights agent, as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, Amendment No. 2 to Tax Benefit Preservation Plan dated as of April 13, 2017, and Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012 (collectively, the “Tax Benefit Preservation Plan”) was adopted by the Company’s Board of Directors to protect stockholder value by preserving the Company’s net operating loss carryovers and other tax attributes that the Tax Benefit Preservation Plan is intended to preserve (“Tax Benefits”).  Under the Tax Benefit Preservation Plan, rights to purchase capital stock of the Company (“Rights”) have been distributed as a dividend at the rate of five Rights for each share of common stock.  Each Right entitles its holder, upon triggering of the Rights, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $73.00 (as such price may be adjusted under the Tax Benefit Preservation Plan) or, in certain circumstances, to instead acquire shares of common stock. The Rights will convert into a right to acquire common stock or other capital stock of the Company in certain circumstances and subject to certain exceptions.  The Rights will be triggered upon the acquisition of 4.9% or more of the Company’s outstanding common stock or future acquisitions by any existing holder of 4.9% or more of the Company’s outstanding common stock. If a person or group acquires 4.9% or more of the Company’s common stock, all rights holders, except the acquirer, will be entitled to acquire, at the then exercise price of a Right, that number of shares of the Company common stock which, at the time, has a market value of two times the exercise price of the Right. The Rights will expire upon the earliest of: (i) the close of business on May 26, 2020 unless that date is advanced or extended, (ii) the time at which the Rights are redeemed or exchanged under the Tax Benefit Preservation Plan, (iii)  the repeal of Section 382 or any successor statute if the Board determines that the Tax Benefit Preservation Plan is no longer necessary for the preservation of the Company’s Tax Benefits, (iv) the beginning of a taxable year of the Company to which the Board determines that no Tax Benefits may be carried forward, or (v) such time as the Board determines that a limitation on the use of the Tax Benefits under Section 382 would no longer be material to the Company. The Tax Benefit Preservation Plan was reapproved by the Company’s stockholders at the Company’s 2017 Annual Meeting of Stockholders and will expire on May 26, 2020 unless that date is advanced or extended by the Company’s Board of Directors.

Warrant

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

Stock Repurchase

On June 7, 2012, September 17, 2014 and September 6, 2017, the Company announced that its Board of Directors had authorized the Company to repurchase up to $2.0 million, $1.0 million and $3.0 million of the Company’s common stock, respectively. Under these repurchase programs, the Company may repurchase common stock from time to time on the open market or in private transactions. These authorizations do not require the Company to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate the programs at any time. The Company will fund future repurchases through the use of available cash. During 2017, the Company repurchased 226,698 shares for an aggregate price of $1.9 million. The average price paid for all shares repurchased during 2017 was $8.37. The shares repurchased during 2017 were cancelled and returned to authorized and unissued shares. No shares were repurchased in 2019 or 2018. As of December 31, 2019, $2.3 million remains available for stock repurchases under the program.

11.
Income Taxes

The components of income (loss) before income tax provision are as follows for the years ended December 31:

	2019	2018	2017
	(in thousands)

United States	$(15,647)	$(39,334)	$(40,090)
International	428	512	565
Total loss before income tax provision	$(15,219)	$(38,822)	$(39,525)

Income tax expense (benefit) from continuing operations consists of the following for the years ended December 31:

	2019	2018	2017
	(in thousands)
Current:
Federal	$—	$32	$—
State	10	(6)	36
Foreign	—	—	139
	10	26	175
Deferred:
Federal	(2,065)	(6,213)	(2,916)
State	(417)	(1,188)	(175)
Foreign	—	—	—
	(2,482)	(7,401)	(3,091)

Change in federal tax rate	—	—	11,693

Valuation allowance	2,482	7,369	16,662

Total income tax expense (benefit)	$10	$(6)	$25,439

The reconciliations of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Tax provision at U.S. federal statutory rates	21.0%	21.0%	34.0%
State income taxes net of federal benefit	3.0	3.2	2.7
Deferred tax asset adjustments – NOL related	(0.4)	(0.2)	(12.1)
Non-deductible permanent items	(0.3)	(0.2)	(0.1)
Stock options	(3.2)	(3.4)	(0.1)
Goodwill impairment	—	(1.5)	(17.5)
Other	(3.9)	(0.2)	0.3
Transition tax adjustment	—	—	0.2
Change in rate	—	—	(29.6)
Change in valuation allowance	(16.3)	(18.7)	(42.2)
Effective income tax rate	(0.1)%	0.0%	(64.4)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2019 and 2018 are as follows:

	2019	2018
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$187	$143
Accrued liabilities	826	781
Net operating loss carryforwards	23,933	20,686
Intangible assets	4,334	4,473
Share-based compensation expense	2,120	2,250
Other	406	363
Total gross deferred tax assets	31,806	28,696
Valuation allowance	(31,168)	(28,687)
Total deferred tax assets	638	9

Deferred tax liabilities:
Right of use assets	(638)	—
Fixed assets	—	(9)
Total gross deferred tax liabilities	(638)	(9)
Net deferred tax assets	$—	$—

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

During 2019 and 2018, the Company continued to experience losses and is not projecting taxable income in the near future. Based on this evaluation, the Company recorded an additional valuation allowance of $2.5 million and $7.4 million against its deferred tax assets during the years ended 2019 and 2018, respectively. Based on the weight of available evidence, the Company believes that it is more likely than not that these deferred tax assets will not be realized

At December 31, 2019, the Company had federal and state NOLs of approximately $100.5 million and $46.2 million, respectively.  $26.4 million of the federal NOLs have an indefinite life and do not expire. The remaining $74.1 million of the federal and all of the state NOLs expire through 2038 as follows (in millions):

The federal NOLs expire through 2035 as follows (in millions):

2025	$4.2
2026	25.5
2027	15.5
2028	5.2
2029	7.7
2030	10.6
2031	1.3
2032	—
2033	0.1
2034	2.5
2035	1.5
Do not expire	26.4
$100.5

The state NOLs expire through 2038 as follows (in millions):

2028	$2.6
2029	5.8
2030	11.0
2034	1.4
2035	0.8
2038	2.3
2039	2.4
California NOLs	26.3
Other State NOLs	19.9
Total State NOLs	$46.2

Utilization of the NOLs and tax credit carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the IRC, as well as similar state provisions. These ownership changes may limit the amount of NOLs and research and development credit carry-forwards that can be utilized annually to offset future taxable income and tax, respectively.  A Section 382 ownership change occurred in 2006 and any changes have been reflected in the NOLs presented above as of December 31, 2019.  As a result of an acquisition in 2001, approximately $9.9 million of the NOLs are subject to an annual limitation of approximately $0.5 million per year.

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

At December 31, 2019, the Company has federal and state research and development tax credit carryforwards of $0.3 million and $0.2 million, respectively.  The federal credits begin to expire in 2021.  The state credits do not expire.

As of December 31, 2019, and 2018, the Company had unrecognized tax benefits of approximately $0.5 million and $0.5 million, respectively, all of which, if subsequently recognized, would have affected the Company’s tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
	2019	2018
	(in thousands)
Balance at January 1,	$464	$464
Reductions based on tax positions related to prior years and settlements	—	—
Balance at December 31,	$464	$464

The Company is subject to taxation in the United States and various foreign and state jurisdictions. In general, the Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2015 (except for the use of tax losses generated prior to 2015 that may be used to offset taxable income in subsequent years). The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company has not accrued any interest associated with its unrecognized tax benefits in the years ended December 31, 2019 and 2018.

12.
Selected Quarterly Financial Data (Unaudited)

The following table presents quarterly unaudited consolidated financial information for the eight quarters preceding December 31, 2019. Such information is presented on the same basis as the annual information presented in the accompanying consolidated financial statements. In management’s opinion, this information reflects all normal recurring adjustments that are necessary for a fair statement of the results for these periods.
	Quarter Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018 (1)	Jun 30, 2018	Mar 31, 2018 (2)
	(in thousands, except per-share amounts)
Total net revenues	$26,687	$28,552	$27,142	$31,604	$32,253	$31,695	$29,292	$32,349
Gross profit (loss)	$5,522	$5,907	$5,384	$5,757	$5,640	$(3,597)	$5,527	$7,690
Net income (loss)	$(3,177)	$(1,739)	$(4,953)	$(5,360)	$(5,285)	$(18,036)	$(5,217)	$(10,279)
Basic earnings (loss) per share	$(0.24)	$(0.13)	$(0.38)	$(0.41)	$(0.41)	$(1.41)	$(0.41)	$(0.81)
Diluted earnings (loss) per share	$(0.24)	$(0.13)	$(0.38)	$(0.41)	$(0.41)	$(1.41)	$(0.41)	$(0.81)

(1)
Net loss in the quarter ended September 30, 2018 included license intangible asset impairment of $9.0 million and customer relationship intangible asset impairment of $1.6 million.
(2)
Net loss in the quarter ended March 31, 2018 included goodwill impairment of $5.1 million.

13.
Subsequent Events

New Credit Facility

On March 26, 2020, the Company entered into a Loan, Security and Guarantee Agreement (“CNC Credit Agreement”) by and among CIT Northbridge Credit LLC, as Agent (“Lender”), the Company, as Borrower, and the Company’s U.S. subsidiaries Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc., as Guarantors (“Company Subsidiaries”).

The CNC Credit Agreement provides for a $20,000,000 revolving credit facility (“Credit Facility”) with borrowings subject to availability based primarily on limits of 85% of eligible billed accounts receivable and 75% against eligible unbilled accounts receivable. The obligations under the CNC Credit Agreement are guaranteed by the Company Subsidiaries and secured by a first priority lien on all of the Company’s and the Company Subsidiaries’ tangible and intangible assets. The CNC Credit Agreement has a minimum borrowing usage requirement of $8,000,000, which will increase to $10,000,000 on June 30, 2020, and the Company is required to maintain a minimum of $3,000,000 of availability under the CNC Credit Agreement.

The interest rate per annum applicable to borrowings under the CNC Credit Agreement will be the LIBO Rate plus 5.5%. The LIBO Rate will be equal to the greater of (i) 1.75% and (ii) the rate determined by the Lender to be equal to the quotient obtained by dividing (1) the LIBO Base Rate (i.e., the rate per annum determined by Lender to be the offered rate that appears on the applicable Bloomberg page) for the applicable LIBOR Loan for the applicable interest period by (2) one minus the Eurodollar Reserve Percentage (i.e., the reserve percentage in effect under regulations issued from time to time by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirement with respect to Eurocurrency funding for the applicable LIBOR Loan for the applicable interest period). In the event LIBOR-based rates or loans are no longer available or quoted, then Lender and the Company may replace LIBOR with an alternate benchmark rate (any such proposed rate, a “LIBOR Successor Rate”); provided that if no LIBOR Successor Rate has been determined or agreed upon, (i) the obligation of lenders to make or maintain LIBOR loans shall be suspended, and (ii) the LIBO Base Rate component shall no longer be utilized in determining the Base Rate.  In such an event, the Company may revoke any pending request for a borrowing based on LIBOR loans or, failing that, will be deemed to have converted the borrowing request into a request for a borrowing bearing interest at the Base Rate (i.e., for any day a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1%; (ii) the rate of interest in effect for such day as publicly announced from time to time by JPMorgan Chase Bank, N.A. as its “prime rate” in effect for such day; and (iii) the most recently available LIBO Base Rate (as adjusted by any minimum LIBO Rate floor) plus 1%) plus 5.5%. Upon commencement, the interest rate will be 7.25%.

There is a one-time origination fee of $300,000. In addition, the Company will pay annual fees of (i) 0.5% on any unused portion of the Credit Facility and (ii) 0.15% of the aggregate revolver amount as an administration fee.

Subject to customary provisions regarding earlier termination, the CNC Credit Agreement expires on March 26, 2023.

The CNC Credit Agreement contains customary representations and warranties and certain covenants that limit the ability of the Company and the Company Subsidiaries to, among other things: (i) incur or guarantee additional indebtedness; (ii) create or suffer to exist any liens on Company assets; (iii) make investments or acquisitions; (iv) dissolve, liquidate, consolidate, merge or wind-up its affairs; (v) sell or otherwise transfer or dispose of assets; (vi) engage in transactions with affiliates; (vii) make loans; or (viii) declare or make distributions on its equity interest.

The CNC Credit Agreement also contains customary events of default including, without limitation: a breach of the representations and warranties made in the loan documents entered into in connection with the CNC Credit Agreement; failure to make required payments; failure to comply with certain agreements or covenants; cross-defaults to certain other indebtedness in excess of specified amounts; certain events of bankruptcy and insolvency; failure to pay certain judgments; a change in control; or any event that or conditions exists that has a material adverse effect on the Company or impairs the ability of the Company to perform its obligations under the CNC Credit Agreement or the ability of the Lender or lenders to enforce their rights under the CNC Credit Agreement. If such an event of default occurs, the Lender would be entitled to take various actions set forth in the CNC Credit Agreement, including the acceleration of amounts due thereunder and all actions permitted to be taken by a creditor.

Concurrently with entering into the CNC Credit Agreement, the Company terminated its Revolving Credit and Security Agreement dated April 30, 2019 by and among PNC Bank, National Association, as Agent, the Company and the Company Subsidiaries.

Network Security Incident

On January 9, 2020, the Company discovered that its network was impacted by malware that encrypted servers on most systems and disrupted consumer and customer access to many of our services. In connection with this incident, third-party consultants and forensic experts have been engaged to assist with the restoration and remediation of systems and to investigate the incident. All impacted systems are now operational, and the Company has not discovered evidence that causes the Company to conclude that there was any unauthorized access to or acquisition of any consumer personal information or customer confidential information.

Coronavirus

In early 2020 and continuing as of the date of this Annual Report on Form 10-K, the outbreak of a novel coronavirus (COVID-19) has led to quarantines and stay-at-home/work-from-home orders in a number of countries, states, cities and regions and the closure or limited access to public and private offices and facilities, worldwide, causing widespread disruptions to travel, economic activity and financial markets. The outbreak has led the Company’s Manufacturer and Dealer customers to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of consumers to visit automotive dealerships to purchase or lease vehicles and (iii) overall health and availability of their labor force. Recent volatility in the financial markets, concerns about exposure to the virus and governmental quarantines and stay-at-home/work-from-home orders have also impacted consumer confidence and willingness to visit dealerships and to purchase or lease vehicles. These disruptions have impacted the willingness or desire of the Company’s customers to acquire vehicle Leads or other digital marketing services from the Company. The Company is also experiencing direct disruptions in its operations due to the overall health of, and concerns for, our labor force and as a result of governmental “social distancing” programs, quarantines, travel restrictions and stay-at-home/work-from-home orders, leading to office closures, operating from employee homes and restrictions on our employees traveling to our various offices. At this time, the eventual extent and magnitude of the disruptions caused by the outbreak on the automotive industry in general and on the Company specifically are not known, but vehicle sales have declined significantly in recent weeks, and the Company is experiencing cancellations or suspensions of purchases of Leads and other digital marketing services by its customers, which could materially and adversely affect the Company’s business, results of operations, financial condition, earnings per share, cash flow or the trading price of the Company’s stock.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Allowance for bad debts:
Beginning balance	$445	$679	$643
Additions	330	241	347
Write-offs	(229)	(475)	(311)
Ending balance	$546	$445	$679
Allowance for customer credits:
Beginning balance	$121	$213	$371
Additions	250	198	247
Write-offs	(177)	(290)	(405)
Ending balance	$194	$121	$213
Tax valuation allowance:
Beginning balance	$28,687	$21,318	$4,656
Charged (credited) to tax expense	2,481	7,369	21,247
Charged (credited) to retained earnings	—	—	(4,585)
Ending balance	$31,168	$28,687	$21,318