Form 10-Q
period 2020-03-31
AutoWeb, Inc.
filed 2020-05-07
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
or
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

As of May 5, 2020, there were 13,146,831 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,354	$892
Restricted cash	502	5,054
Accounts receivable, net of allowances for bad debts and customer credits of $759 and $740 at March 31, 2020 and December 31, 2019, respectively	20,820	24,051
Prepaid expenses and other current assets	1,168	1,265
Total current assets	29,844	31,262
Property and equipment, net	3,100	3,349
Right-of-use assets	3,633	2,528
Intangible assets, net	6,244	7,104
Other assets	764	661
Total assets	$43,585	$44,904
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,525	$14,080
Borrowings under revolving credit facility	6,712	3,745
Accrued employee-related benefits	1,345	1,004
Other accrued expenses and other current liabilities	1,696	2,315
Current portion of lease liabilities	1,057	1,167
Total current liabilities	23,335	22,311
Lease liabilities, net of current portion	2,706	1,497
Total liabilities	26,041	23,808
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 11,445,187 shares authorized	—	—
Series A Preferred stock, none issued and outstanding at March 31, 2020 and December 31, 2019, respectively.
Common stock, $0.001 par value; 55,000,000 shares authorized, and 13,146,831 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	13	13
Additional paid-in capital	364,537	364,028
Accumulated deficit	(347,006)	(342,945)
Total stockholders’ equity	17,544	21,096
Total liabilities and stockholders’ equity	$43,585	$44,904

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except per-share data)

	Three Months Ended March 31,
	2020	2019

Revenues:
Lead generation	$18,460	$25,698
Digital advertising	6,012	5,878
Other revenues	—	28
Total revenues	24,472	31,604
Cost of revenues	19,115	25,847
Gross profit	5,357	5,757
Operating expenses:
Sales and marketing	2,132	2,878
Technology support	1,857	2,780
General and administrative	3,943	4,290
Depreciation and amortization	722	1,239
Total operating expenses	8,654	11,187

Operating loss	(3,297)	(5,430)
Interest and other (expense) income:
Interest (expense) income, net	(832)	1
Other income (expense)	68	69
Loss before income tax provision	(4,061)	(5,360)
Net loss	$(4,061)	$(5,360)

Basic loss per common share	$(0.31)	$(0.41)

Diluted loss per common share	$(0.31)	$(0.41)

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

Three Months Ended March 31, 2020

	Common Stock		Preferred Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2019	13,146,831	$13	—	$—	$364,028	$(342,945)	$21,096
Share-based compensation	—	—	—	—	509	—	509
Net loss	—	—	—	—	—	(4,061)	(4,061)
Balance at March 31, 2020	13,146,831	$13	—	$—	$364,537	$(347,006)	$17,544

Three Months Ended March 31, 2019

	Common Stock		Preferred Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2018	12,960,450	$13	—	$—	$361,218	$(327,716)	$33,515
Share-based compensation	—	—	—	—	551	—	551
Issuance of common stock upon exercise of stock options	156,012	—	—	—	307	—	307
Net loss	—	—	—	—	—	(5,360)	(5,360)
Balance at March 31, 2019	13,116,462	13	—	$—	$362,076	$(333,076)	$29,013

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(4,061)	$(5,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,212	1,787
Provision for bad debts	12	41
Provision for customer credits	92	74
Share-based compensation	509	551
Right-of-use assets	396	445
Lease liabilities	(402)	(446)
Changes in assets and liabilities:
Accounts receivable	3,127	3,698
Prepaid expenses and other current assets	97	64
Other assets	(103)	6
Accounts payable	(1,555)	(1,023)
Accrued expenses and other current liabilities	(278)	(1,954)
Net cash used in operating activities	(954)	(2,117)
Cash flows from investing activities:
Purchases of property and equipment	(103)	(57)
Net cash used in investing activities	(103)	(57)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	307
Payment on convertible note	—	(1,000)
Borrowings under PNC credit facility	28,564	—
Payments under PNC credit facility	(32,308)	—
Borrowings under CNC credit facility	8,001	—
Payments under CNC credit facility	(1,290)	—
Net cash provided by (used in) financing activities	2,967	(693)
Net increase in cash and cash equivalents and restricted cash	1,910	(2,867)
Cash and cash equivalents and restricted cash, beginning of period	5,946	13,600
Cash and cash equivalents and restricted cash, end of period	$7,856	$10,733

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$892	$13,600
Restricted cash at beginning of period	5,054	—
Cash and cash equivalents and restricted cash at beginning of period	$5,946	$13,600

Cash and cash equivalents at end of period	$7,354	$10,733
Restricted cash at end of period	502	—
Cash and cash equivalents and restricted cash at beginning of period	$7,856	$10,733

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$1
Cash refunds for income taxes	$381	$—
Cash paid for interest	$323	$20
Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,501	$—

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

The Company’s consumer-facing websites (“Company Websites”) provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to connect with Dealers regarding purchasing or leasing vehicles (“Leads”). The Company’s click traffic referral program provides consumers who are shopping for vehicles online with targeted offers based on make, model and geographic location. As these consumers conduct online research on Company Websites or on the site of one of our network of automotive publishers, they are presented with relevant offers on a timely basis and, upon the consumer clicking on the displayed advertisement, are sent to the appropriate website location of one of the Company’s Dealer, Manufacturer or advertising customers.

The Company was incorporated in Delaware on May 17, 1996. The Company’s common stock is listed on The NASDAQ Capital Market under the symbol AUTO.

2.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  AutoWeb has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of Company management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The unaudited condensed consolidated statement of operations and cash flows for the period ended March 31, 2020 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2019 Form 10-K.

References to amounts in the consolidated financial statement sections are in thousands, except share and per share data, unless otherwise specified.

As of December 31, 2019, restricted cash primarily consisted of pledged cash pursuant to the PNC Credit Agreement (discussed in Note 11). As of March 31, 2020, the restricted cash primarily relates to cash pledged to secure credit card liabilities.

In early 2020 and continuing as of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has led to quarantines and stay-at-home/work-from-home orders in a number of countries, states, cities and regions and the closure or limited access to public and private offices and facilities, worldwide, causing widespread disruptions to travel, economic activity and financial markets.  We are unable to predict the extent and duration of these disruptions, which could result in a national or global recession. The pandemic has led the Company’s Manufacturer and Dealer customers to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of consumers to visit automotive dealerships to purchase or lease vehicles and (iii) overall health and availability of their labor force. Manufacturers have also shutdown assembly plants. Volatility in the financial markets, concerns about exposure to the novel coronavirus and governmental quarantines, stay-at-home/work-from-home orders, business closures, and employment furloughs and layoffs have also impacted consumer confidence and willingness to visit dealerships and to purchase or lease vehicles. High unemployment and lower consumer confidence may continue after the stay-at-home/work-from-home orders have ended. These disruptions have impacted the willingness or desire of the Company’s customers to acquire vehicle Leads or other digital marketing services from the Company. Vehicle sales have declined, and the Company is experiencing direct disruptions in its operations due to the overall health of, and concerns for, our labor force and as a result of governmental “social distancing” programs, quarantines, travel restrictions and stay-at-home/work-from-home orders, leading to office closures, operating from employee homes and restrictions on our employees traveling to our various offices. The Company is experiencing cancellations or suspensions of purchases of Leads and other digital marketing services by our customers, which materially and adversely affects our business, results of operations, financial condition, earnings per share, cash flow and the trading price of our common stock.

3.
Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact to its consolidated financial statements.

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

The Company has two main revenue sources – Lead generation and digital advertising. Accordingly, the Company recognizes revenue for each source as described below:

●
Lead generation – paid by Dealers, Manufacturers and other third parties participating in the Company’s Lead programs and comprised of Lead transaction and/or monthly subscription fees. Lead generation is recognized in the period when service is provided.

●
Digital advertising – fees paid by Dealers, Manufacturers and third-party wholesale suppliers for (i) the Company’s click traffic program, (ii) display advertising on the Company’s websites and (iii) email and other direct marketing. Revenue is recognized in the period advertisements are displayed on the Company’s websites or the period in which clicks have been delivered, as applicable. The Company recognizes revenue from the delivery of action-based advertisement (including email and other direct marketing) in the period in which a user takes the action for which the marketer contracted with the Company. For advertising revenue arrangements where the Company is not the principal, the Company recognizes revenue on a net basis.

Variable Consideration

Leads are generally sold with a right-of-return for services that do not meet customer requirements as specified by the relevant contract. Rights-of-return are estimable, and provisions for estimated returns are recorded as a reduction in revenue by the Company in the period revenue is recognized, and thereby accounted for as variable consideration. The Company includes the allowance for customer credits in its net accounts receivable balances on the Company’s balance sheet at period end. Allowance for customer credits approximated $229,000 and $194,000 as of March 31, 2020 and December 31, 2019, respectively.

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

Deferred Revenue

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying the Company’s performance obligations, including amounts which are refundable. Such activity is not typical for the Company. The Company had zero deferred revenue included in its consolidated balance sheets as of March 31, 2020 and December 31, 2019. Payment terms and conditions can vary by contract type. Generally, payment terms within the Company’s customer contracts include a requirement of payment within 30 to 60 days from date of invoice. Typically, customers make payments after receipt of invoice for billed services, and less typically, in advance of rendered services.

The Company has not made any significant changes in applying ASC 606 during the three months ended March 31, 2020.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by revenue source and has determined that disaggregating revenue into these categories sufficiently depicts the differences in the nature, amount, timing and uncertainty of revenue streams.

The following table summarizes revenue from contracts with customers, disaggregated by revenue source, for the three months ended March 31, 2020 and 2019. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

	Three Months Ended March 31,
	2020	2019

Lead generation	$18,460	$25,698
Digital advertising
Clicks	5,349	5,059
Display and other advertising	663	819
Total digital advertising	6,012	5,878

Other revenues	—	28
Total revenue	$24,472	$31,604

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

The following are the share amounts utilized to compute the basic and diluted net loss per share for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
Basic Shares:
Weighted average common shares outstanding	13,146,831	12,984,592
Weighted average unvested restricted stock	(13,333)	(60,001)
Basic Shares	13,133,498	12,924,591

Diluted Shares:
Basic shares	13,133,498	12,924,591
Weighted average dilutive securities	—	—
Diluted Shares	13,133,498	12,924,591

For the three months ended March 31, 2020 and 2019, the Company’s basic and diluted net loss per share are the same because the Company generated a net loss for the period and potentially dilutive securities are excluded from diluted net loss per share because they have an anti-dilutive impact.

For the three months ended March 31, 2020 and 2019, 4.5 million and 4.1 million, respectively, of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share.

6.
Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the Unaudited Condensed Consolidated Statements of Operations included in this Part I, Item 1 of this Quarterly Report on Form 10-Q as follows:

	Three Months Ended March 31,
	2020	2019

Share-based compensation expense:
Sales and marketing	$32	$72
Technology support	27	41
General and administrative	450	438
Share-based compensation costs	509	551

Total share-based compensation costs	$509	$551

Service-Based Options.  The Company granted the following service-based options for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019

Number of service-based options granted	460,000	1,042,883
Weighted average grant date fair value	$1.09	$1.81
Weighted average exercise price	$2.00	$3.41

These options are valued using a Black-Scholes option pricing model. Options issued to employees generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period and vesting may be accelerated under certain conditions, including upon a change in control of the Company and, in the case of certain officers of the Company, termination of employment by the Company without cause and voluntary termination of employment by such officer with good reason. Options issued to non-employee directors generally vest monthly over a 12-month period and vesting may be accelerated under certain conditions, including upon a change in control of the Company and upon the termination of service as a director of the Company in the event such termination of service is due to resignation, failure to be re-elected, failure to be nominated for re-election, or without removal for cause.

The grant date fair value of stock options granted during these periods was estimated using the following weighted average assumptions:

	Three Months Ended March 31,
	2020	2019

Dividend yield	—	—
Volatility	68%	65%
Risk-free interest rate	1.1%	2.5%
Expected life (years)	4.5	4.4

Stock option exercises.  The following stock options were exercised during the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019

Number of stock options exercised	—	156,012
Weighted average exercise price	$—	$1.97

7.
Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consist of the following:

	March 31, 2020	December 31, 2019

Computer software and hardware	$11,724	$12,804
Capitalized internal use software	7,060	5,878
Furniture and equipment	1,743	1,743
Leasehold improvements	1,613	1,613
	22,140	22,038
Less—Accumulated depreciation and amortization	(19,040)	(18,689)
Property and Equipment, net	$3,100	$3,349

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

The Company has a concentration of credit risk with its accounts receivable balances. Approximately 38%, or $8.2 million, of gross accounts receivable at March 31, 2020, and approximately 34% of total revenues for the quarter ended March 31, 2020, are related to Urban Science Applications (which represents Acura, Honda, Infiniti, Subaru, Toyota and Volvo), Carat Detroit (which represents General Motors) and Media.net. For 2019, approximately 37%, or $8.6 million, of gross accounts receivable at March 31, 2019, and approximately 28% of total revenues for the quarter ended March 31, 2019, are related to Urban Science Applications and Carat Detroit.

Intangible Assets.  The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.

The Company’s intangible assets will be amortized over the following estimated useful lives:

		March 31, 2020			December 31, 2019
Definite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trademarks/trade names/licenses/ domains	3 – 7 years	$16,589	$(15,571)	$1,018	$16,589	$(15,442)	$1,147
Customer relationships	2 – 5 years	19,563	(19,258)	305	19,563	(18,800)	763
Developed technology	5 – 7 years	8,955	(6,234)	2,721	8,955	(5,961)	2,994
		$45,107	$(41,063)	$4,044	$45,107	$(40,203)	$4,904

		March 31, 2020			December 31, 2019
Indefinite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Domain	Indefinite	$2,200	$—	$2,200	$2,200	$—	$2,200

Amortization expense is included in “Cost of revenues” and “Depreciation and amortization” in the Unaudited Condensed Consolidated Statements of Operations. Amortization expense was $0.9 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.

Amortization expense for the remainder of the year and for future years is as follows:

Year	Amortization Expense

2020	$1,511
2021	1,499
2022	902
2023	86
2024	46
$4,044

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	March 31, 2020	December 31, 2019

Accrued employee-related benefits	$1,345	$1,004
Other accrued expenses and other current liabilities:
Other accrued expenses	1,181	1,264
Amounts due to customers	337	355
Other current liabilities	178	696
Total other accrued expenses and other current liabilities	1,696	2,315

Total accrued expenses and other current liabilities	$3,041	$3,319

Convertible Notes Payable. In connection with the acquisition of AutoUSA, LLC on January 13, 2014, the Company issued a convertible subordinated promissory note for $1.0 million (“AutoUSA Note”) to AutoNationDirect.com, Inc., with interest payable at an annual rate of 6% in quarterly installments. The entire outstanding balance of the AutoUSA Note plus accrued interest was paid in full on January 31, 2019.

8.
Leases

The Company determines if an arrangement is a lease at inception of the arrangement. The Company leases its facilities and certain office equipment under operating leases that expire on various dates through 2025. Right of use assets (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Lease Liabilities.  Lease liabilities as of March 31, 2020 consist of the following:

Current portion of lease liabilities	$1,057
Long term lease liabilities, net of current portion	2,706
Total lease liabilities	$3,763

The Company’s aggregate lease maturities as of March 31, 2020 are as follows:

Year
2020 (remaining 9 months)	$978
2021	924
2022	791
2023	786
2024	528
Thereafter	197
Total minimum lease payments	4,204
Less imputed interest	(441)
Total lease liabilities	$3,763

On March 11, 2020, the Company entered into a Lease Agreement (“New Irvine Lease”) with The Irvine Company LLC, a Delaware limited liability company, pursuant to which the Company will lease approximately 12,000 square feet of office space located in Irvine, California. The term of the New Irvine Lease will commence on or about August 1, 2020 upon completion of tenant improvements to the premises and will continue for a period of approximately five years, unless earlier terminated in accordance with the terms of the New Irvine Lease. The Company has the option to extend the term of the New Irvine Lease for one additional period of five years. The new office space will replace the Company’s current, approximately 39,361 square feet, office space in Irvine, California, the lease for which expires July 31, 2020. The Company included the New Irvine Lease on its balance sheet and within the future minimum lease payment table above.

Rent expense included in operating expenses and cost of revenue was $0.5 million for the three months ended March 31, 2020 with a weighted average remaining lease term of 2.0 years and a weighted average discount rate of 5.5% for leases prior to December 31, 2019. For leases starting January 1, 2020, the weighted average discount rate is 6.25%. Rent expense included in operating expenses and cost of revenue was $0.5 million for the three months ended March 31, 2019 with a weighted average remaining lease term of 2.3 years and a weighted average discount rate of 5.5%. In June 2017, the Company subleased one of its offices to a third party for the remainder of the lease term which expired in February 2019. Rent expense for the three months ended March 31, 2019 is net of sublease income of $26,000.

9.
Commitments and Contingencies

Employment Agreements

The Company has employment agreements and severance benefits agreements with certain key employees. A number of these agreements require severance payments and continuation of certain insurance benefits in the event of a termination of the employee’s employment by the Company without cause or by the employee for good reason (as defined is these agreements). Stock option agreements and restricted stock award agreements with some key employees provide for acceleration of vesting of stock options and lapsing of forfeiture restrictions on restricted stock in the event of a change in control of the Company, upon termination of employment by the Company without cause or by the employee for good reason, or upon the employee’s death or disability.

Litigation

From time to time, the Company may be involved in litigation matters arising from the normal course of its business operations. Such litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially and adversely affect the Company’s business, results of operations, financial condition and cash flows.

10.
Income Taxes

On an interim basis, the Company estimates what its anticipated annual effective tax rate will be and records a quarterly income tax provision in accordance with the estimated annual rate, adjusted accordingly by the tax effect of certain discrete items that arise during the quarter. As the year progresses, the Company refines its estimated annual effective tax rate based on actual year-to-date results. This process can result in significant changes to the Company’s estimated effective tax rate. When such activity occurs, the income tax provision is adjusted during the quarter in which the estimates are refined and adjusted. As such, the Company’s year-to-date tax provision reflects the estimated annual effective tax rate. Therefore, these changes along with the adjustments to the Company’s deferred taxes and related valuation allowance, may create fluctuations in the overall effective tax rate from period to period.

Due to overall cumulative losses incurred in recent years, the Company maintained a valuation allowance against its deferred tax assets as of March 31, 2020 and December 31, 2019. The Company’s effective tax rate for the three months ended March 31, 2020 differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of a valuation allowance recorded against the Company’s existing tax assets. The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.5 million as of March 31, 2020, all of which, if subsequently recognized, would have affected the Company's tax rate.

As of March 31, 2020, and December 31, 2019, there were no accrued interest and penalties related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the three months ended March 31, 2020 and 2019.

The Company is subject to taxation in the U.S. and in various foreign and state jurisdictions. Due to expired statutes of limitation, the Company's federal income tax returns for years prior to calendar year 2016 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state jurisdictions where the Company does business, periods prior to calendar year 2015 are no longer subject to examination. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (“NOL’s”) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020.

Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three months ended March 31, 2020, or to its net deferred tax assets as of March 31, 2020.

11.
Credit Facility

On April 30, 2019, the Company entered into a $25.0 million Revolving Credit and Security Agreement (“PNC Credit Agreement”) with PNC Bank, N.A. (“PNC”) as agent, and the Company’s U.S. subsidiaries Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc. (“Company U.S. Subsidiaries”). The obligations under the PNC Credit Agreement were guaranteed by the Company U.S. Subsidiaries and secured by a first priority lien on all of the Company’s and the Company U.S. Subsidiaries’ tangible and intangible assets. The PNC Credit Agreement provided a subfacility of up to $5.0 million for letters of credit. The PNC Credit Agreement was to expire on April 30, 2022.

              The interest rates per annum applicable to borrowings under the PNC Credit Agreement were, at the Company’s option (subject to certain conditions), equal to either a domestic rate (“Domestic Rate Loans”) or a LIBOR rate for one, two, or three-month interest periods chosen by the Company (“LIBOR Rate Loans”), plus the applicable margin percentage of 2% for Domestic Rate Loans and 3% for LIBOR Rate Loans. The domestic rate for Domestic Rate Loans would be the highest of (i) the base commercial lending rate of the lender, (ii) the overnight bank funding rate plus 0.50%, or (iii) the LIBOR rate plus 1.00% so long as the daily LIBOR rate is offered, ascertainable and not unlawful. The PNC Credit Agreement also provided for commitment fees ranging from 0.5% to 1.5% applied to unused funds (with the applicable fee based on quarterly average borrowings), but with the fees fixed at 1.5% until September 30, 2019. Fees for Letters of Credit were to be equal to 3% for LIBOR Rate Loans, with a fronting fee for each Letter of Credit in an amount equal to 0.5% of the daily average aggregate undrawn amount of all Letters of Credit outstanding.

The PNC Credit Agreement contained customary representations and warranties and covenants that restricted the Company and the Company U.S. Subsidiaries from engaging in or taking various actions, including, among other things (but except as otherwise permitted by the PNC Credit Agreement): (i) incurring or guaranteeing additional indebtedness; (ii) making any loans, investments or acquisitions; (iii) selling or otherwise transferring or disposing of assets other than in the ordinary course of business; (iv) engaging in transactions with affiliates; and (v) declaring or making distributions on their stock or other equity interests. The Company was also required to maintain a $5.0 million pledged interest-bearing deposit account with the lender until the Company’s consolidated EBITDA is greater than $10.0 million.

              On October 29, 2019, the Company, the Company U.S. Subsidiaries and PNC entered into a First Amendment to the PNC Credit Agreement (“PNC Credit Agreement First Amendment”) that provided for an amended financial covenant related to the Company’s minimum required EBITDA (as defined in the PNC Credit Agreement). This amended financial covenant required the Company to maintain its consolidated EBITDA (as defined in the PNC Credit Agreement) at stated minimum levels (i) of $0.7 million for the quarter ended September 30, 2019; (ii) $250,000 for the month of October 2019; (iii) $600,000 for the two-months ended November 30, 2019; and ranging from $3.6 million to $7.5 million for the later periods set forth in the PNC Credit Agreement First Amendment during the remaining term of the PNC Credit Agreement. In addition, the PNC Credit Agreement First Amendment added a new financial covenant requiring the Company to maintain at least a 1.20 to 1.00 Fixed Charge Coverage Ratio (as defined in the PNC Credit Agreement First Amendment) for the periods set forth in the PNC Credit Agreement First Amendment. If the Company failed to comply with the minimum EBITDA requirements or the Fixed Charge Coverage Ratio, the Company had the right to cure (“Cure Right”) through the application of the proceeds from the sale of new equity interests in the Company, subject to the conditions set forth in the PNC Credit Agreement First Amendment. The Cure Right could not be exercised more than three times during the term of the PNC Credit Agreement and any proceeds from a sale of equity interests could not be less than the greater of (i) the amount required to cure the applicable default; and (ii) $500,000.

              On January 16, 2020, the Company received a notice of event of default and reservation of rights (“Default Notice”) from PNC Bank, under the PNC Credit Agreement advising the Company that an event of default had occurred and was continuing under Section 10.3 of the PNC Credit Agreement by reason of AutoWeb’s failure to deliver to PNC the financial statements and related compliance certificate for the month ended November 30, 2019. Although not covered by the Default Notice at the time, AutoWeb also was not in compliance with the minimum EBITDA financial covenant under the PNC Credit Agreement. As a result of the Default Notice, PNC increased the interest rate under the PNC Credit Agreement by 2.0% per annum.

The Default Notice advised AutoWeb that PNC (i) specifically reserved all rights and remedies available to it under the PNC Credit Agreement and (ii) did not waive the event of default or any other event of default that might have existed on the date of the Default Notice or that might have occurred thereafter. The Default Notice further advised the Company that any loans, advances, and extensions of credit made to the Company from time to time, would be at the sole discretion of PNC and would not constitute a waiver of the amounts due under default, or a waiver by PNC of any of its rights under the PNC Credit Agreement or any collateral agreement. On March 26, 2020, the Company fully paid the PNC Credit Agreement, at which time it was terminated.

              In conjunction with the termination of the PNC Credit Agreement, on March 26, 2020, the Company entered into a $20.0 million Loan, Security and Guarantee Agreement (“CNC Credit Agreement”) with CIT Northbridge Credit LLC, as agent, and the Company U.S. Subsidiaries. The CNC Credit Agreement provides for a $20.0 million revolving credit facility with borrowings subject to availability based primarily on limits of 85% of eligible billed accounts receivable and 75% against eligible unbilled accounts receivable. The obligations under the CNC Credit Agreement are guaranteed by the Company U.S. Subsidiaries and secured by a first priority lien on all of the Company’s and the Company U.S. Subsidiaries’ tangible and intangible assets. The CNC Credit Agreement has a minimum borrowing usage requirement of $8,000,000, which will increase to $10,000,000 on June 30, 2020, and the Company is required to maintain a minimum of $3,000,000 of availability under the CNC Credit Agreement. The Company had $2,000,000 of net availability under the CNC Credit Agreement as of March 31, 2020.

The interest rate per annum applicable to borrowings under the CNC Credit Agreement will be the LIBO plus 5.5%. The LIBO Rate will be equal to the greater of (i) 1.75% and (ii) the rate determined by the Agent to be equal to the quotient obtained by dividing (1) the LIBO Base Rate (i.e., the rate per annum determined by Agent to be the offered rate that appears on the applicable Bloomberg page) for the applicable LIBOR Loan for the applicable interest period by (2) one minus the Eurodollar Reserve Percentage (i.e., the reserve percentage in effect under regulations issued from time to time by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirement with respect to Eurocurrency funding for the applicable LIBOR Loan for the applicable interest period).

As of March 31, 2020, the Company had $6.7 million outstanding under the CNC Credit Agreement. Financing costs related to the CNC Credit Agreement, net of accumulated amortization, of approximately $0.5 million, have been deferred over the initial term of the loan and are included in other assets as of March 31, 2020. The CNC Credit Agreement expires on March 26, 2023.

On April 16, 2020, the Company received a loan in the amount of approximately $1.38 million from PNC Bank, N.A. pursuant to the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (“SBA”) under the CARES Act (“PPP Loan”).

The PPP Loan was granted pursuant to a Paycheck Protection Program Term Note dated April 16, 2020, issued by the Company (“PPP Note”). The PPP Note matures on April 16, 2022, and bears interest at a rate of 1.00% per annum. Principal and accrued interest are payable monthly in equal installments commencing November 15, 2020 and continuing through the maturity date, unless the PPP Loan is forgiven as described below. The PPP Note may be prepaid at any time prior to maturity with no prepayment penalties and contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The proceeds from the PPP Loan may only be used to retain workers and maintain payroll or make mortgage interest, lease and utility payments. However, at least 75% of the PPP Loan proceeds must be used for payroll expenses.

All, or a portion of, the PPP Loan may be forgiven based on the sum of documented payroll costs, covered lease payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date on which the PPP Loan was approved. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness of the PPP Loan is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The outstanding principal will be reduced in the event the Loan, or any portion thereof, is forgiven pursuant to the PPP.

12.
Subsequent Event

On April 16, 2020, the Company received a loan in the amount of approximately $1.38 million from PNC Bank, N.A. pursuant to the PPP administered by the SBA under the CARES Act. See Footnote 11 for more information.

In April 2020, the Company implemented a series of cost actions in response to COVID-19, including reduced executive and board compensation, reduced recruitment, travel, consulting and business-to-business marketing expenses, consolidation of various technology tools and products, and limited employee furloughs and staff reductions. We also started reducing our overall lead and click generation efforts and corresponding costs to better align our volumes with industry demand and consumer intent to purchase a vehicle. We will continue to evaluate other cost reduction measures and explore all options available to us in order to minimize the impact of the COVID-19 pandemic.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve significant risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2, Part II, Item 1A of this Quarterly Report on Form 10-Q, and under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

The following discussion of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the notes thereto in the 2019 Form 10-K.

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

Basis of Presentation and Critical Accounting Policies

See Note 2, Basis or Presentation, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations may be affected. For a detailed discussion of the application of our critical accounting policies, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2019 Form 10-K. There have been no changes to our critical accounting policies since we filed our 2019 Form 10-K.

Overview

Total revenues in the first three months of 2020 were $24.5 million as compared to $31.6 million in the first three months of 2019.  The decline in total revenues resulted primarily from the result of a strategic shift made in Q1 2019 to prioritize gross profitability as opposed to the maximization of lead traffic and lead volume.  Although the prior strategic focus often generated higher gross revenue, it was usually at lower gross margins that then resulted in lower overall levels of gross profit. As a part of these strategic decisions, we also shifted focus to our core leads, clicks and email products and services and away from non-core products and services, such as display advertising.  This further negatively impacted total revenue in the first quarter of 2020 as compared to the first quarter of 2019.  Generally lower demand for leads resulting from attrition in the retail dealer network that occurred throughout 2019 was an additional factor that contributed to lower total revenue in the first quarter of 2020.  Finally, while difficult to quantify, we believe disruption from the January 2020 malware attack and the impact of the COVID-19 pandemic on vehicles sales also negatively impacted demand for our products and services in the first quarter of 2020.

As we continue to work with our traffic suppliers to optimize our search engine marketing (“SEM”) methodologies and further grow our high-quality traffic streams, we are also investing in and testing new traffic acquisition strategies and enhanced mobile consumer experiences. Further, we continue to invest in our pay per click approach, to improve the consumer experience of that product. We do not expect desktop and mobile display advertising to be a major area of focus for us in the future, as it represents a secondary, not primary, stream of revenue. With a more efficient traffic acquisition model emerging, our plan for 2020 and beyond is to grow impressions, improve conversion, expand distribution, and increase capacity. We believe that this focus, along with plans to develop new, innovative products, will create opportunities for improved quality of delivery and strengthen our position for revenue growth.

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

Although we are not able at this time to provide any specific guidance regarding our full year 2020 financial performance with detail or accuracy, we do anticipate some level of volatility in our total revenues, while cost of revenues continues to decline yielding higher gross profit, and higher gross margin for 2020, as compared to full year 2019. We anticipate that revenues for at least the second quarter of 2020 will be adversely impacted by (i) the result of a strategic shift made in Q1 2019 to prioritize internal traffic acquisition processes on obtaining higher quality impressions that would yield increased gross profit margins, as opposed to a prior focus on raw lead volume; (ii) a decrease in lead traffic as well as lead volume; (iii) a continued decline in sales of our products and services; (iv) the costs and revenue impact associated with our efforts to optimize our clicks product; (v) the decision to shift our focus to our core leads, clicks and email products and services and away from non-core product and service such as display advertising; (vi) the impact of the COVID-19 pandemic on vehicle sales and on demand for our products and services; and (vii) the decision by one of our Manufacturer customers to terminate its wholesale leads and clicks program while we work to transition this Manufacturer’s retail dealers to our retail programs. During the first three months of 2020, our cash used by operations decreased, a direct result of reducing our office footprint and eliminating certain positions beginning in late 2019. Our plan is to improve our liquidity and balance sheet through non-dilutive measures, including use of available borrowings under the CNC Credit Agreement.

In early 2020 and continuing as of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has led to quarantines and stay-at-home/work-from-home orders in a number of countries, states, cities and regions and the closure or limited access to public and private offices and facilities, worldwide, causing widespread disruptions to travel, economic activity and financial markets. We are unable to predict the extent and duration of these disruptions, which could result in a national or global recession. The pandemic has led the Company’s Manufacturer and Dealer customers to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of consumers to visit automotive dealerships to purchase or lease vehicles and (iii) overall health and availability of their labor force. Manufacturers have also shut down assembly plants. Volatility in the financial markets, concerns about exposure to the novel coronavirus and governmental quarantines, stay-at-home/work-from-home orders, business closures, and employment furloughs and layoff have also adversely impacted consumer confidence and ability and willingness to visit dealerships and to purchase or lease vehicles. High unemployment and lower consumer confidence may continue after stay-at-home/work-from-home orders have ended. These disruptions have impacted the willingness or desire of the Company’s customers to acquire vehicle Leads or other digital marketing services from the Company. Vehicle sales have declined, and the Company is experiencing direct disruptions in its operations due to the overall health of, and concerns for, our labor force and as a result of governmental “social distancing” programs, quarantines, travel restrictions and stay-at-home/work-from-home orders, leading to office closures, operating from employee homes and restrictions on our employees traveling to our various offices.

In April 2020, we implemented a series of cost actions in response to the COVID-19 pandemic, including reduced executive and board compensation, reduced recruitment, travel, consulting and business-to-business marketing expenses, consolidation of various technology tools and products, and limited employee furloughs and staff reductions. We also started reducing our overall lead and click generation efforts and corresponding costs to better align our volumes with industry demand and consumer intent to purchase a vehicle. We will continue to evaluate other cost reduction measures and explore all options available to us in order to minimize the impact of the COVID-19 pandemic. At this time, the eventual extent and magnitude of the disruptions caused by the outbreak on the automotive industry in general, and on us specifically, are not known, but vehicle sales have declined, and we are experiencing cancellations or suspensions of purchases of Leads and other digital marketing services by our customers, which materially and adversely affects our business, results of operations, financial condition, earnings per share, cash flow and the trading price of our common stock.

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table sets forth certain statement of operations data for the three-month periods ended March 31, 2020 and 2019 (certain amounts may not calculate due to rounding):

	2020	% of total revenues	2019	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead generation	$18,460	75%	$25,698	81%	$(7,238)	(28)%
Digital advertising	6,012	25	5,878	19	134	2
Other revenues	—	—	28	—	(28)	(100)
Total revenues	24,472	100	31,604	100	(7,132)	(23)
Cost of revenues	19,115	78	25,847	82	(6,732)	(26)
Gross profit	5,357	22	5,757	18	(400)	(7)
Operating expenses:
Sales and marketing	2,132	9	2,878	9	(746)	(26)
Technology support	1,857	8	2,780	9	(923)	(33)
General and administrative	3,943	16	4,290	14	(347)	(8)
Depreciation and amortization	722	3	1,239	4	(517)	(42)
Total operating expenses	8,654	36	11,187	35	(2,533)	(23)
Operating loss	(3,297)	(14)	(5,430)	(17)	2,133	(39)
Interest and other income (expense), net	(764)	(3)	70	—	(834)	(1,191)
Loss before income tax provision	(4,061)	(17)	(5,360)	(17)	1,299	(24)
Income tax provision	—	—	—	—	—	—
Net loss	$(4,061)	(17)%	$(5,360)	(17)%	$1,299	(24)%

Lead generation.  Lead generation revenues decreased $7.2 million, or 28%, in the first quarter of 2020 compared to the first quarter of 2019 primarily as a result of a decrease in retail lead fee revenues coupled with a decrease in revenues from automotive manufacturers. Further contributing to this decline was a decrease in lead traffic to our websites.

Digital Advertising. Digital advertising revenues increased $0.1 million, or 2%, in the first quarter of 2020 compared to the first quarter of 2019, as a result of an increase in click revenue associated with increased click volume.

Cost of Revenues.  Cost of revenues consists of Lead and traffic acquisition costs and other cost of revenues. Lead and traffic acquisition costs consist of payments made to our Lead providers, including internet portals and online automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including search engine optimization activity, included on our websites, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company Websites. Cost of revenues decreased $6.7 million, or 26%, in the first quarter of 2020 compared to the first quarter of 2019 primarily due to decreased revenues offset by increased traffic acquisition costs.

 Sales and Marketing.  Sales and marketing expense include costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising and Dealer support. Sales and marketing expense in the first quarter of 2020 decreased $0.7 million, or 26%, compared to the first quarter of 2019 due primarily to a decrease in headcount coupled with a decrease in SEM and tradeshow expense.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the first quarter of 2020 decreased by $0.9 million, or 33%, compared to the first quarter of 2019 due primarily to lower headcount related costs.

General and Administrative. General and administrative expense consists of executive, financial, human resources and legal personnel and expenses, costs related to being a public company and bad debt expense. General and administrative expense in the first quarter of 2020 decreased by $0.3 million, or 8%, from the first quarter of 2019 due primarily to lower consulting and recruiting costs and a reduction in compensation and benefit-related expenses offset by an insurance deductible payment.

Depreciation and Amortization.  Depreciation and amortization expense in the first quarter of 2020 decreased by $0.5 million, or 42%, from the first quarter of 2019 primarily due to normal depreciation and amortization.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net was ($0.8) million for the first quarter of 2020 compared to $0.1 million for the first quarter of 2019.  Interest expense increased to $0.8 million in the first quarter of 2020 from $5,000 in the first quarter of 2019 due to the write-off of our deferred financing fees associated with the revolving line of credit under the PNC Credit Facility. Interest expense includes interest on outstanding borrowings and the amortization of debt issuance costs.

Income Taxes. Income tax expense was zero in the first quarter of 2020 and 2019, respectively. Income tax expense for the quarter ended March 31, 2020 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(954)	$(2,117)
Net cash used in investing activities	(103)	(57)
Net cash provided by (used in) financing activities	2,967	(693)

Our principal sources of liquidity are our cash and cash equivalent balances and borrowings under the CNC Credit Agreement.  Our cash and cash equivalents and restricted cash totaled $7.9 million as of March 31, 2020, compared to $5.9 million as of December 31, 2019. As of March 31, 2020, we had a net loss of $4.1 million. The net loss is primarily attributable to operating expenses of $8.7 million during the three months ended March 31, 2020. We used net cash in operations of $1.0 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $347.0 million and stockholders' equity of $17.5 million.

We have developed a strategic plan focused on improving operating performance in the future that includes modernizing and upgrading our technology and systems, pursuing business objectives and responding to business opportunities, developing new or improving existing products and services and enhancing operating infrastructure.

Our objective is to achieve profitability later in 2020. However, there is no assurance that we will be able to achieve this objective. Also, we entered into the CNC Credit Agreement discussed above that is expected to be used to continue to partially fund operations.

We believe that current cash reserves and operating cash flows will be enough to sustain operations for the next twelve months. If we are unsuccessful in meeting our objective to achieve profitability later in 2020, we may need to seek to satisfy our future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions. However, there is no assurance that we will be successful in satisfying our future cash needs to continue operations.

Our future capital requirements will depend on many factors, including but not limited to, those discussed in this Item 2, Part II, Item 1A of this Quarterly Report on Form 10-Q and the risk factors set forth in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K. To the extent that our existing sources of liquidity are insufficient to fund our future operations, we may need to engage in equity or additional or alternative debt financings to secure additional funds. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

For information concerning our CNC Credit Agreement, see Note 11 included in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net Cash Used in Operating Activities.  Net cash used in operating activities in the three months ended March 31, 2020 of $1.0 million resulted primarily from net loss of $4.1 million, offset by depreciation and amortization of $1.2 million, stock compensation expense of $0.5 million, other non-cash charges of $0.1 million, and a $1.3 million net increase in net working capital.

Net cash used in operating activities in the three months ended March 31, 2019 of $2.1 million resulted primarily from net loss of $5.4 million, offset by depreciation and amortization of $1.8 million, stock compensation expense of $0.6 million, other non-cash charges of $0.1 million, and a $0.8 million net increase in net working capital.

Net Cash Used in Investing Activities.  Net cash used in investing activities during the three months ended March 31, 2020 of $0.1 million was related to purchases of property and equipment.

Net cash used in investing activities was $0.1 million in the three months ended March 31, 2019 related to purchases of property and equipment.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities of $3.0 million during the three months ended March 31, 2020 primarily consisted of net borrowings on the credit facility.

Net cash used in financing activities of $0.7 million in the three months ended March 31, 2019 primarily related to $1.0 million repayment of the AutoUSA Note, offset by proceeds of $0.3 million from the exercise of stock options.

Off-Balance Sheet Arrangements

At March 31, 2020, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the “Exchange Act”) as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except as set forth below, during the quarter ended March 31, 2020, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The following factors, which supplement or update the risk factors set forth in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K, may affect our future business, results of operations, financial condition, earnings per share, cash flow or the trading price of our stock, individually and collectively referred to in these Risk Factors as our “financial performance.” The risks described below are not the only risks we face. In addition to the risks set forth in the 2019 Form 10-K, as supplemented or superseded by the risk factors set forth below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

If we are unable to generate positive cash flows, we will not be able to continue operations unless we are able to obtain additional cash through private or public sales of securities, debt financings or partnering/licensing transactions.

As of March 31, 2020, we had cash and cash equivalents of $7.4 million and restricted cash of $0.5 million. For the three months then ended, we had a net loss of $4.1 million and used $1.0 million net cash in operations. As of March 31, 2020, we had an accumulated deficit of $347.0 million and stockholders’ equity of $17.5 million. Although we have developed a strategic plan with the objective to achieve profitability later in 2020, if we are unsuccessful in achieving this objective, we will need to seek to satisfy our future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions. However, there is no assurance that we will be successful in satisfying our future cash needs such that we will be able to continue operations.

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

Our future capital requirements will depend on many factors, including but not limited to, implementing new strategic plans, modernizing and upgrading our technology and systems, pursuing business objectives and responding to business opportunities, challenges or unforeseen circumstances, developing new or improving existing products or services, enhancing our operating infrastructure and acquiring complementary businesses and technologies. In addition, if we continue to experience losses and cannot comply with covenants in the CNC Credit Agreement or if our borrowing base limits are diminished, we may be unable to borrow sufficient funds under the CNC Credit Agreement to satisfy our future cash needs. Although we have developed a strategic plan with the objective to achieve profitability later in 2020, if our plans are unsuccessful, we will need to seek to satisfy our future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions. However, there is no assurance that we will be successful in satisfying our future cash needs such that we will be able to continue operations.

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

On April 16, 2020, we received a loan in the amount of approximately $1.38 million from PNC Bank, N.A. pursuant to the PPP administered by the SBA under the CARES Act. The federal government has recently announced that it intends to scrutinize the “economic uncertainty” certifications made by companies in their PPP loan applications.  The federal government will now require borrowers under the PPP to evaluate their funding alternatives in making their certifications. The SBA has made comments about publicly traded companies and subsidiaries of publicly traded companies as likely having alternative avenues of funding that make PPP loans unnecessary for these companies. Although we believe that we are compliant with the “economic uncertainty” certification we made in connection with our PPP Loan, there can be no assurances given that upon an audit of our loan application, an adverse audit opinion might result that could require us to repay the entire amount of the loan, which could materially and adversely impact our financial performance.

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

In early 2020 and continuing as of the date of this Quarterly Report on Form 10-Q, the outbreak of COVID-19 has led to quarantines and stay-at-home/work-from-home orders in a number of countries, states, cities and regions and the closure or limited access to public and private offices and facilities, worldwide, causing widespread disruptions to travel, economic activity and financial markets. We are unable to predict the extent and duration of these disruptions, which could result in a national or global recession. The outbreak has led our Manufacturer and Dealer customers to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of consumers to visit automotive dealerships to purchase or lease vehicles and (iii) overall health and availability of their labor force. Manufacturers have also shut down assembly plants. Volatility in the financial markets, concerns about exposure to the virus, governmental quarantines, stay-at-home/work-from-home orders, business closures and employment furloughs and layoffs have also impacted consumer confidence and willingness to visit dealerships and to purchase or lease vehicles. High unemployment rates and lower consumer confidence may continue even after stay-at-home/work-from-home orders have ended. These disruptions have impacted the willingness or desire of customers to acquire vehicle Leads or other digital marketing services from us. We are also experiencing direct disruptions in our operations due to the overall health of, and concerns for, our labor force and as a result of governmental “social distancing” programs, quarantines, travel restrictions and stay-at-home/work-from-home orders, leading to office closures, operating from employee homes and restrictions on our employees traveling to our various offices. In April 2020, we implemented a series of cost actions in response to COVID-19, including reduced executive and board compensation, reduced recruitment, travel, consulting and business-to-business marketing expenses, consolidation of various technology tools and products, and limited employee furloughs and staff reductions. We also started reducing our overall lead and click generation efforts and corresponding costs to better align our volumes with industry demand and consumer intent to purchase a vehicle. We will continue to evaluate other cost reduction measures and explore all options available to us in order to minimize the impact of COVID-19.

At this time, the eventual extent and magnitude of the disruptions caused by the outbreak on the automotive industry in general are not known, but vehicle sales have declined, and we are experiencing cancellations or suspensions of purchases of Leads and other digital marketing services by our customers, which materially and adversely affects our business, results of operations, financial condition, earnings per share, cash flow and the trading price of our common stock.

Our common stock could be delisted from The Nasdaq Capital Market if we are not able to satisfy continued listing requirements, in which case the price of our common stock and our ability to raise additional capital and issue equity-based compensation may be adversely affected, and trading in our stock may be less orderly and efficient.

For our common stock to continue to be listed on The Nasdaq Capital Market, we must satisfy various continued listing requirements established by The Nasdaq Stock Market LLC. In the event we are not able to satisfy these continued listing requirements, we expect that our common stock would be quoted on an over-the-counter market.  These markets are generally considered to be less efficient and less broad than The Nasdaq Capital Market. Investors may be reluctant to invest in the common stock if it is not listed on The Nasdaq Capital Market or another stock exchange. Delisting of our common stock could have a material adverse effect on the price of our common stock and would also eliminate our ability to rely on the preemption of state securities registration and qualification requirements afforded by Section 18 of the Securities Act of 1933 for “covered securities.” The loss of this preemption could result in higher costs associated with raising capital, could limit resale of our stock in some states, and could adversely impact our ability to issue equity-based compensation to our employees.

One of the continued listing requirements is that our Common Stock not trade below a minimum closing bid requirement of $1.00 for 30 consecutive business days. Should our Common Stock trade below the $1.00 minimum closing bid requirement for 30 business days, Nasdaq would send us a deficiency notice, advising that it is being afforded a compliance period of 180 days to regain compliance with the requirement. This 180 day compliance period may be extended by Nasdaq for another 180 days, subject to certain conditions being satisfied, including that we meet other continued listing requirements and provides a written notice to Nasdaq that we intend to regain compliance with the $1.00 minimum closing bid requirement during the extended period, by effecting a reverse stock split, if necessary. Although, Nasdaq has recently allowed issuers more time to regain compliance through a temporary tolling through June 30, 2020, there is no assurance that we will be able to regain compliance with the minimum bid price should we receive a deficiency notice.

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
4.1
Tax Benefit Preservation Plan dated as of May 26, 2010 between Company and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239); Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761); Amendment No. 2 to Tax Benefit Preservation Plan dated as of April 13, 2017, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (SEC File No. 001-34761); Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761); Amendment No. 3 to Tax Benefit Preservation Plan dated as of March 31, 2020, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2020 (SEC File No. 001-34761).

10.1
Lease Agreement by and among The Irvine Company LLC, as Landlord, and AutoWeb, Inc., as Tenant, dated March 11, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 16, 2020 (SEC File No. 001-34761).

10.2
Loan, Security and Guarantee Agreement by and among CIT Northbridge Credit LLC, as Agent, the Lenders Party thereto, and AutoWeb, Inc., as Borrower, and Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc., as Guarantors, dated March 26, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 26, 2020 (SEC File No. 001-34761).

10.3
Paycheck Protection Program Term Note dated as of April 16, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 17, 2020 (SEC File No. 001-34761).

10.4* ■	Salary Reduction Program Memorandum dated as of April 1, 2020, between AutoWeb, Inc. and Jared Rowe.
10.5* ■	Salary Reduction Program Memorandum dated as of April 1, 2020, between AutoWeb, Inc. and Dan Ingle.
10.6* ■	Salary Reduction Program Memorandum dated as of April 1, 2020, between AutoWeb, Inc. and Glenn Fuller.
10.7* ■	Salary Reduction Program Memorandum dated as of April 1, 2020, between AutoWeb, Inc. and Joseph P. Hannan.
10.8* ■	Salary Reduction Program Memorandum dated as of April 1, 2020, between AutoWeb, Inc. and Sara Partin.
31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated May 9, 2019.
31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated May 9, 2019.
32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated May 9, 2019.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Document
101.LAB††	XBRL Taxonomy Label Linkbase Document
101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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

AutoWeb, Inc.
Date: May 7, 2020	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2020	By:	/s/ Cheray Duran
Cheray Duran
Corporate Controller
(Principal Accounting Officer)