Form 10-Q
period 2020-06-30
AutoWeb, Inc.
filed 2020-08-05
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 3, 2020, there were 13,146,831 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$5,210	$892
Restricted cash	3,300	5,054
Accounts receivable, net of allowances for bad debts and customer credits of $638 and $740 at June 30, 2020 and December 31, 2019, respectively	14,679	24,051
Prepaid expenses and other current assets	1,939	1,265
Total current assets	25,128	31,262
Property and equipment, net	3,026	3,349
Right-of-use assets	3,246	2,528
Intangible assets, net	5,537	7,104
Other assets	745	661
Total assets	$37,682	$44,904
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,899	$14,080
Borrowings under revolving credit facility	7,181	3,745
Current portion of the PPP Loan	615	—
Accrued employee-related benefits	1,928	1,004
Other accrued expenses and other current liabilities	1,257	2,315
Current portion of lease liabilities	820	1,167
Total current liabilities	17,700	22,311
PPP Loan	769	—
Lease liabilities, net of current portion	2,524	1,497
Total liabilities	20,993	23,808
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 11,445,187 shares authorized,	—	—
Series A Preferred Stock, 2,000,000 shares authorized, none issued and outstanding at June 30, 2020 and December 31, 2019
Common stock, $0.001 par value; 55,000,000 shares authorized, and 13,146,831 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	13	13
Additional paid-in capital	365,056	364,028
Accumulated deficit	(348,380)	(342,945)
Total stockholders’ equity	16,689	21,096
Total liabilities and stockholders’ equity	$37,682	$44,904

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues:
Lead generation	$14,263	$21,691	$32,723	$47,389
Digital advertising	2,756	5,432	8,768	11,310
Other revenues	14	19	14	47
Total revenues	17,033	27,142	41,505	58,746
Cost of revenues	10,993	21,758	30,108	47,605
Gross profit	6,040	5,384	11,397	11,141
Operating expenses:
Sales and marketing	2,026	2,956	4,158	5,834
Technology support	1,786	2,182	3,643	4,962
General and administrative	2,901	4,026	6,844	8,316
Depreciation and amortization	559	1,201	1,281	2,440
Total operating expenses	7,272	10,365	15,926	21,552

Operating loss	(1,232)	(4,981)	(4,529)	(10,411)
Interest and other (expense) income:
Interest (expense) income:	(204)	(36)	(1,036)	(35)
Other income (expense)	62	69	130	138
Loss before income tax provision	(1,374)	(4,948)	(5,435)	(10,308)
Income tax provision	—	5	—	5
Net loss	$(1,374)	$(4,953)	$(5,435)	$(10,313)

Basic loss per common share	$(0.10)	$(0.38)	$(0.41)	$(0.79)

Diluted loss per common share	$(0.10)	$(0.38)	$(0.41)	$(0.79)

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

Three Months Ended June 30, 2019
	Common Stock		Preferred Stock		Additional Paid-in-	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2019	13,116,462	$13	—	$—	$362,076	$(333,076)	$29,013
Share-based compensation	—	—	—	—	560	—	560
Issuance of common stock upon exercise of stock options	57,036	—	—	—	101	—	101
Cancellation of restricted stock	(26,667)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(4,953) )	(4,953)
Balance at June 30, 2019	13,146,831	$13	—	$—	$362,737	$(338,029) )	$24,721

Three Months Ended June 30, 2020
	Common Stock		Preferred Stock		Additional Paid-in-	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2020	13,146,831	$13	—	$—	$364,537	$(347,006)	$17,544
Share-based compensation	—	—	—	—	519	—	519
Net loss	—	—	—	—	—	(1,374)	(1,374)
Balance at June 30, 2020	13,146,831	$13	—	$—	$365,056	$(348,380)	$16,689

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY CONTINUED
(Amounts in thousands, except share data)

Six Months Ended June 30, 2019
	Common Stock		Preferred Stock		Additional Paid-in-	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	12,960,450	$13	—	$—	$361,218	$(327,716) )	$33,515
Share-based compensation	—	—	—	—	1,111	—	1,111
Issuance of common stock upon exercise of stock options	213,048	—	—	—	408	—	408
Cancellation of restricted stock	(26,667)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(10,313) )	(10,313)
Balance at June 30, 2019	13,146,831	$13	—	$—	$362,737	$(338,029) )	$24,721

Six Months Ended June 30, 2020
	Common Stock		Preferred Stock		Additional Paid-in-	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	13,146,831	$13	—	$—	$364,028	$(342,945)	$21,096
Share-based compensation	—	—	—	—	1,028	—	1,028
Net loss	—	—	—	—	—	(5,435)	(5,435)
Balance at June 30, 2020	13,146,831	$13	—	—	$365,056	$(348,380)	$16,689

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,435)	$(10,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,278	3,509
Provision for bad debts	94	122
Provision for customer credits	33	120
Share-based compensation	1,028	1,111
Right-of-use assets	767	924
Lease liabilities	(805)	(924)
Changes in assets and liabilities:
Accounts receivable	9,245	3,325
Prepaid expenses and other current assets	(674)	(410)
Other assets	(84)	(303)
Accounts payable	(8,181)	(1,945)
Accrued expenses and other current liabilities	(135)	(787)
Net cash used in operating activities	(1,869)	(5,571)
Cash flows from investing activities:
Purchases of property and equipment	(388)	(990)
Net cash used in investing activities	(388)	(990)
Cash flows from financing activities:
Borrowings under PNC credit facility	28,564	16,940
Principal payments on PNC credit facility	(32,308)	(16,940)
Borrowings under CNC credit facility	33,201	—
Principal payments on CNC credit facility	(26,020)	—
Borrowings under PPP Note	1,384	—
Payments on convertible note	—	(1,000)
Proceeds from exercise of stock options	—	408
Net cash provided by (used in) financing activities	4,821	(592)
Net increase (decrease) in cash and cash equivalents	2,564	(7,153)
Cash and cash equivalents and restricted cash, beginning of period	5,946	13,600
Cash and cash equivalents and restricted cash, end of period	$8,510	$6,447

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$892	$13,600
Restricted cash at beginning of period	5,054	—
Cash and cash equivalents and restricted cash at beginning of period	$5,946	$13,600

Cash and cash equivalents at end of period	$5,210	$1,431
Restricted cash at end of period	3,300	5,016
Cash and cash equivalents and restricted cash at end of period	$8,510	$6,447

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$1
Cash refunds for income taxes	381	124
Cash paid for interest	$449	$40
Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,485	$—

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

The Company was incorporated in Delaware on May 17, 1996. The Company’s common stock is listed on The Nasdaq Capital Market under the symbol AUTO.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). AutoWeb has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of Company management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The unaudited condensed consolidated statement of operations and cash flows for the period ended June 30, 2020 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2019 Form 10-K.

References to amounts in the consolidated financial statement sections are in thousands, except share and per share data, unless otherwise specified.

As of December 31, 2019, restricted cash primarily consisted of pledged cash pursuant to the PNC Credit Agreement. As of June 30, 2020, restricted cash primarily consisted of cash pledged pursuant to the CNC Credit Agreement.

In early 2020 and continuing as of the date of this Quarterly Report on Form 10-Q, the coronavirus pandemic has led to quarantines and stay-at-home/work-from-home orders in a number of countries, states, cities and regions and the closure or limited access to public and private offices and facilities, worldwide, causing widespread disruptions to travel, economic activity and financial markets.  Management is unable to predict the extent and duration of these disruptions, which could result in a national or global recession. The pandemic has led the Company’s Manufacturer and Dealer customers to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of consumers to visit automotive dealerships to purchase or lease vehicles and (iii) overall health and availability of their labor force. Manufacturers also shutdown assembly plants. Volatility in the financial markets, concerns about exposure to the novel coronavirus and governmental quarantines, stay-at-home/work-from-home orders, business closures, and employment furloughs and layoffs have also impacted consumer confidence and willingness to visit dealerships and to purchase or lease vehicles. High unemployment and lower consumer confidence may continue after the stay-at-home/work-from-home orders have ended. These disruptions have impacted the willingness or desire of the Company’s customers to acquire vehicle Leads or other digital marketing services from the Company. Vehicle sales have declined, and the Company has experienced direct disruptions in its operations due to the overall health of, and concerns for, its labor force and as a result of governmental “social distancing” programs, quarantines, travel restrictions and stay-at-home/work-from-home orders, leading to office closures, operating from employee homes and restrictions on its employees traveling to its various offices. The Company continues to experience cancellations or suspensions of purchases of Leads and other digital marketing services by its customers, which materially and adversely affects its business, results of operations, financial condition, earnings per share, cash flow and the trading price of its common stock.

In April 2020, the Company implemented a series of cost actions in response to coronavirus pandemic, including reduced executive and board compensation during the three-months ended June 30, 2020, reduced recruitment, travel, consulting and business-to-business marketing expenses, consolidation of various technology tools and products, and limited employee furloughs and staff reductions. The Company also started reducing its overall lead and click generation efforts and corresponding costs to better align its volumes with industry demand and consumer intent to purchase a vehicle. Management will continue to evaluate other cost reduction measures and explore all options available to it in order to minimize the impact of the coronavirus pandemic.

3.  Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact to its consolidated financial statements.

4.  Revenue Recognition

Revenue is recognized upon transfer of control of promised goods or services to the Company’s customers, or when the Company satisfies any performance obligations under contract. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for respective goods or services provided. Further, under Accounting Standards Codification 606, “Revenue from Contracts with Customers,” (“ASC 606”) contract assets or contract liabilities that arise from past performance but require a further performance before the obligation can be fully satisfied must be identified and recorded on the balance sheet until respective settlements have been met.

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

●
Digital advertising – fees paid by Dealers, Manufacturers and third-party wholesale suppliers for (i) the Company’s click traffic program, (ii) display advertising on the Company’s websites, and (iii) email and other direct marketing. Revenue is recognized in the period advertisements are displayed on the Company’s websites or the period in which clicks have been delivered, as applicable. The Company recognizes revenue from the delivery of action-based advertisement (including email and other direct marketing) in the period in which a user takes the action for which the marketer contracted with the Company. For advertising revenue arrangements where the Company is not the principal, the Company recognizes revenue on a net basis.

Variable Consideration

Leads are generally sold with a right-of-return for services that do not meet customer requirements as specified by the relevant contract. Rights-of-return are estimable, and provisions for estimated returns are recorded as a reduction in revenue by the Company in the period revenue is recognized, and thereby accounted for as variable consideration. As of December 31, 2019, the Company included the allowance for customer credits in its net accounts receivable balances on the Company’s balance sheet at period end. Allowance for customer credits were approximately $106,000 and $194,000 as of June 30, 2020 and December 31, 2019, respectively.

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

Deferred Revenue

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying the Company’s performance obligations, including amounts which are refundable. Such activity is not typical for the Company. The Company had zero deferred revenue included in its consolidated balance sheets as of June 30, 2020 and December 31, 2019. Payment terms and conditions can vary by contract type. Generally, payment terms within the Company’s customer contracts include a requirement of payment within 30 to 60 days from date of invoice. Typically, customers make payments after receipt of invoice for billed services, and less typically, in advance of rendered services.

The Company has not made any significant changes in applying ASC 606 during the six months ended June 30, 2020.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by revenue source and has determined that disaggregating revenue into these categories sufficiently depicts the differences in the nature, amount, timing and uncertainty of revenue streams.

The following table summarizes revenue from contracts with customers, disaggregated by revenue source, for the three and six months ended June 30, 2020 and 2019. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Lead generation	$14,263	$21,691	$32,723	$47,389
Digital advertising
Clicks	2,321	4,456	7,670	9,515
Display and other advertising	435	976	1,098	1,795
Total digital advertising	2,756	5,432	8,768	11,310

Other revenues	14	19	14	47
Total revenues	$17,033	$27,142	$41,505	$58,746

 5.   Net Loss Per Share

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

The following are the share amounts utilized to compute the basic and diluted net loss per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic Shares:
Weighted average common shares outstanding	13,146,831	13,147,741	13,146,831	13,066,617
Weighted average unvested restricted stock	(13,333)	(36,850)	(13,333)	(48,362)
Basic Shares	13,133,498	13,110,891	13,133,498	13,018,255

Diluted Shares:
Basic shares	13,133,498	13,110,891	13,133,498	13,018,255
Weighted average dilutive securities	—	—	—	—
Diluted Shares	13,133,498	13,110,891	13,133,498	13,018,255

For the three and six months ended June 30, 2020 and 2019, the Company’s basic and diluted net loss per share are the same because the Company generated a net loss for the period and potentially dilutive securities are excluded from diluted net loss per share because they have an anti-dilutive impact.

For the three and six months ended June 30, 2020, the Company had 4.0 million of potentially anti-dilutive securities related to common stock that have been excluded from the calculation of diluted net earnings per share. For the three and six months ended June 30, 2019, the Company had 4.2 million and 4.1 million of potentially anti-dilutive securities related to common stock that have been excluded from the calculation of diluted net earnings per share, respectively.

 6. Share-Based Compensation

Share-based compensation expense is included in costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2019	2018

Share-based compensation expense:
Sales and marketing	$29	$66	$61	$138
Technology support	28	52	55	93
General and administrative	462	442	912	880
Share-based compensation costs	519	560	1,028	1,111

Amount capitalized to internal use software	—	—	—	—
Total share-based compensation costs	$519	$560	$1,028	$1,111

Service-Based Options.  The Company granted the following service-based options for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Number of service-based options granted	55,000	140,000	515,000	1,182,883
Weighted average grant date fair value	$0.67	$1.84	$1.05	$1.82
Weighted average exercise price	$1.08	$3.45	$1.90	$3.42

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

The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Dividend yield	—	—	—	—
Volatility	81%	66%	70%	65%
Risk-free interest rate	0.3%	2.2%	1.1%	2.5%
Expected life (years)	4.6	4.4	4.6	4.4

Stock option exercises.  The following stock options were exercised during the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Number of stock options exercised	—	57,036	—	213,048
Weighted average exercise price	$—	$1.77	$—	$1.92

 7. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consist of the following:

	June 30, 2020	December 31, 2019

Computer software and hardware	$11,679	$12,804
Capitalized internal use software	7,391	5,878
Furniture and equipment	1,743	1,743
Leasehold improvements	1,613	1,613
	22,426	22,038
Less—Accumulated depreciation and amortization	(19,400)	(18,689)
Property and equipment, net	$3,026	$3,349

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

The Company has a concentration of credit risk with its accounts receivable balances. Approximately 60%, or $8.9 million, of gross accounts receivable at June 30, 2020, and approximately 45% of total revenues for the six months ended June 30, 2020, are related to Urban Science Applications (which represents Acura, Honda, Subaru, and Volvo), Carat Detroit (General Motors), Ford Direct and Autodata Solutions. For 2019, 34%, or $8.0 million, of gross accounts receivable at June 30, 2019, and approximately 27% of total revenues for the six months ended June 30, 2019, are related to Urban Science Applications (which represents Acura, Honda, Nissan, Infiniti, Subaru, Toyota and Volvo) and Carat Detroit (General Motors).

Intangible Assets.  The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.

The Company’s intangible assets are amortized over the following estimated useful lives:

		June 30, 2020			December 31, 2019
Definite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trademarks/ trade names/ licenses/ domains	3 - 7 years	$16,589	$(15,701)	$888	$16,589	$(15,442)	$1,147
Customer relationships	2 - 5 years	19,563	(19,563)	—	19,563	(18,800)	763
Developed technology	5 - 7 years	8,955	(6,506)	2,449	8,955	(5,961)	2,994
		$45,107	$(41,770)	$3,337	$45,107	$(40.203)	$4,904

		June 30, 2020			December 31, 2019
Definite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Domain	Indefinite	$2,200	$—	$2,200	$2,200	$—	$2,200

Amortization expense is included in “Cost of revenues” and “Depreciation and amortization” in the Unaudited Consolidated Condensed Statements of Operations.  Total amortization expense was $0.7 million and $1.6 million for the three and six months ended June 30, 2020, respectively. Amortization expense was $1.3 million and $2.7 million for the three and six months ended June 30, 2019, respectively.

Amortization expense for the remainder of the year and for future years is as follows:

Year	Amortization Expense

2020	$804
2021	1,499
2022	902
2023	86
2024	46
$3,337

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	June 30, 2020	December 31, 2019

Accrued employee-related benefits	$1,928	$1,004
Other accrued expenses and other current liabilities:
Other accrued expenses	617	1,264
Amounts due to customers	338	355
Other current liabilities	302	696
Total other accrued expenses and other current liabilities	1,257	2,315

Total accrued expenses and other current liabilities	$3,185	$3,319

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

8. Leases

The Company determines if an arrangement is a lease at inception of the arrangement. The Company leases its facilities and certain office equipment under operating leases that expire on various dates through 2025. Right-of-use assets (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Lease Liabilities.  Lease liabilities as of June 30, 2020 consist of the following:

Current portion of lease liabilities	$820
Long term lease liabilities, net of current portion	2,524
Total lease liabilities	$3,344

The Company’s aggregate lease maturities as of June 30, 2020 are as follows:

Year
2020 (remaining 6 months)	$499
2021	997
2022	791
2023	786
2024	528
Thereafter	197
Total minimum lease payments	3,798
Less imputed interest	(454)
Total lease liabilities	$3,344

On March 11, 2020, the Company entered into a Lease Agreement (“New Irvine Lease”) with The Irvine Company LLC, a Delaware limited liability company, pursuant to which the Company will lease approximately 12,000 square feet of office space located in Irvine, California. The term of the New Irvine Lease commenced on August 1, 2020 and will continue for a period of approximately five years, unless earlier terminated in accordance with the terms of the New Irvine Lease. The Company has the option to extend the term of the New Irvine Lease for one additional period of five years. The new office space replaces the Company’s current, approximately 39,361 square feet, office space in Irvine, California, the lease for which expired July 31, 2020. The Company included the New Irvine Lease on its balance sheet and within the future minimum lease payment table above.

Rent expense included in operating expenses and cost of revenue was $0.9 million for the six months ended June 30, 2020. The Company had a weighted average remaining lease term of 1.9 years and a weighted average discount rate of 5.5% for leases prior to December 31, 2019. For leases starting January 1, 2020, the weighted average discount rate is 6.25%. Rent expense included in operating expenses and cost of revenue was $1.0 million for the six months ended June 30, 2019. The Company had a weighted average remaining lease term of 2.1 years and a weighted average discount rate of 5.5% as of June 30, 2019. In June 2017, the Company subleased one of its offices to a third party for the remainder of the lease term which expired in February 2019. Rent expense for the six months ended June 30, 2019 is net of sublease income of $26,000.

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

               The interest rates per annum applicable to borrowings under the PNC Credit Agreement were, at the Company’s option (subject to certain conditions), equal to either a domestic rate (“Domestic Rate Loans”) or a LIBOR rate for one, two, or three-month interest periods chosen by the Company (“LIBOR Rate Loans”), plus the applicable margin percentage of 2% for Domestic Rate Loans and 3% for LIBOR Rate Loans. The domestic rate for Domestic Rate Loans would be the highest of (i) the base commercial lending rate of the lender, (ii) the overnight bank funding rate plus 0.50%, or (iii) the LIBOR rate plus 1.00% so long as the daily LIBOR rate is offered, ascertainable and not unlawful. The PNC Credit Agreement also provided for commitment fees ranging from 0.5% to 1.5% applied to unused funds (with the applicable fee based on quarterly average borrowings), but with the fees fixed at 1.5% until September 30, 2019. Fees for Letters of Credit were to be equal to 3% for LIBOR Rate Loans, with a fronting fee for each Letter of Credit in an amount equal to 0.5% of the daily average aggregate undrawn amount of all Letters of Credit outstanding. The Company was required to maintain a $5.0 million pledged interest-bearing deposit account with the lender until the Company’s consolidated EBITDA is greater than $10.0 million.

               On October 29, 2019, the Company, the Company’s U.S. Subsidiaries, and PNC entered into a First Amendment to the PNC Credit Agreement (“PNC Credit Agreement First Amendment”) that provided for an amended financial covenant related to the Company’s minimum required EBITDA (as defined in the PNC Credit Agreement). This amended financial covenant required the Company to maintain its consolidated EBITDA (as defined in the PNC Credit Agreement) at stated minimum levels (i) of $0.7 million for the quarter ended September 30, 2019; (ii) $250,000 for the month of October 2019; (iii) $600,000 for the two-months ended November 30, 2019; and ranging from $3.6 million to $7.5 million for the later periods set forth in the PNC Credit Agreement First Amendment during the remaining term of the PNC Credit Agreement. In addition, the PNC Credit Agreement First Amendment added a new financial covenant requiring the Company to maintain at least a 1.20 to 1.00 Fixed Charge Coverage Ratio (as defined in the PNC Credit Agreement First Amendment) for the periods set forth in the PNC Credit Agreement First Amendment. If the Company failed to comply with the minimum EBITDA requirements or the Fixed Charge Coverage Ratio, the Company had the right to cure (“Cure Right”) through the application of the proceeds from the sale of new equity interests in the Company, subject to the conditions set forth in the PNC Credit Agreement First Amendment. The Cure Right could not be exercised more than three times during the term of the PNC Credit Agreement and any proceeds from a sale of equity interests could not be less than the greater of (i) the amount required to cure the applicable default; and (ii) $500,000.

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

On March 26, 2020, the Company fully paid the PNC Credit Agreement, at which time it was terminated, and in conjunction with the termination of the PNC Credit Agreement, on March 26, 2020, the Company entered into a $20.0 million Loan, Security and Guarantee Agreement (“CNC Credit Agreement”) with CIT Northbridge Credit LLC, as agent, and the Company U.S. Subsidiaries. The CNC Credit Agreement provides for a $20.0 million revolving credit facility with borrowings subject to availability based primarily on limits of 85% of eligible billed accounts receivable and 75% against eligible unbilled accounts receivable. The obligations under the CNC Credit Agreement are guaranteed by the Company U.S. Subsidiaries and secured by a first priority lien on all of the Company’s and the Company U.S. Subsidiaries’ tangible and intangible assets. The CNC Credit Agreement has a minimum borrowing usage requirement of $8,000,000 as of June 30, 2020, which will increase to an average of $10,000,000 thereafter.

As of June 30, 2020, the Company had $7.2 million outstanding under the CNC Credit Agreement and approximately $2.5 million of net availability. To increase the borrowing base sufficient enough to meet the minimum borrowing usage requirement, on June 29, 2020, the Company placed $3.0 million into a restricted cash account that provided for greater availability under the CNC Credit Agreement. The Company can borrow up to 97.5% of the total restricted cash amount. The restricted cash accrues interest at a variable rate currently averaging 0.30% per annum.  On July 2nd, 2020, the Company drew an additional $3.0 million to satisfy the increased minimum borrowing requirement.

Financing costs related to the CNC Credit Agreement, net of accumulated amortization, of approximately $0.5 million, have been deferred over the initial term of the loan and are included in other assets as of June 30, 2020. The interest rate per annum applicable to borrowings under the CNC Credit Agreement will be the LIBO plus 5.5%. The LIBO Rate will be equal to the greater of (i) 1.75%, and (ii) the rate determined by the Agent to be equal to the quotient obtained by dividing (1) the LIBO Base Rate (i.e., the rate per annum determined by Agent to be the offered rate that appears on the applicable Bloomberg page) for the applicable LIBOR Loan for the applicable interest period by (2) one minus the Eurodollar Reserve Percentage (i.e., the reserve percentage in effect under regulations issued from time to time by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirement with respect to Eurocurrency funding for the applicable LIBOR Loan for the applicable interest period). The CNC Credit Agreement expires on March 26, 2023.

On April 16, 2020, the Company received a loan in the amount of approximately $1.38 million from PNC pursuant to the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (“SBA”) under the CARES Act (“PPP Loan”). The PPP Loan was granted pursuant to a Paycheck Protection Program Term Note dated April 16, 2020, issued by the Company (“PPP Note”).

On June 5, 2020 the Paycheck Protection Program Flexibility Act (“PPPFA”) was signed into law that contained important clarifications and modifications to the previous PPP loan rules under the CARES Act. These revisions provided that at least 60% of the PPP Loan proceeds must be used for payroll expenses. Also, all, or a portion of, the PPP Loan may be forgiven based on the sum of documented payroll costs, covered lease payments, covered mortgage interest and covered utilities during an eight-week or twenty-four-week period beginning on the date on which the PPP Loan was approved.

The PPP Note matures on April 16, 2022 and bears interest at a rate of 1.00% per annum. Principal and accrued interest are payable monthly in equal installments commencing November 15, 2020, unless the PPP Loan is forgiven as described below. The PPP Note may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Note contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The proceeds from the PPP Loan may only be used to retain workers and maintain payroll or make mortgage interest, lease and utility payments. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness of the PPP Loan is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The outstanding principal will be reduced in the event the Loan, or any portion thereof, is forgiven pursuant to the PPP. The Company intends to apply for forgiveness after the covered period. Furthermore, the Company expects to meet the terms of forgiveness as described above.

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

Due to overall cumulative losses incurred in recent years, the Company maintained a valuation allowance against its deferred tax assets as of June 30, 2020 and December 31, 2019. The Company’s effective tax rate for the six months ended June 30, 2020 differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of a valuation allowance recorded against the Company’s existing tax assets. The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.5 million as of June 30, 2020, all of which, if subsequently recognized, would have affected the Company’s tax rate.

As of June 30, 2020, and December 31, 2019, there were no accrued interest and penalties related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for six months ended June 30, 2020 and 2019.

The Company is subject to taxation in the U.S. and in various foreign and state jurisdictions. Due to expired statutes of limitation, the Company’s federal income tax returns for years prior to calendar year 2016 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state jurisdictions where the Company does business, periods prior to calendar year 2015 are no longer subject to examination. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

In response to the coronavirus pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (“NOL’s”) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020.

Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the six months ended June 30, 2020, or to its net deferred tax assets as of June 30, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve significant risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Part I, Item 2 and Part II, Item 1A of this Quarterly Report on Form 10-Q, and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

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

We prepare our financial statements in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations may be affected. For a detailed discussion of the application of our critical accounting policies, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2019 Form 10-K. There have been no changes to our critical accounting policies since we filed our 2019 Form 10-K.

Overview

Total revenues in the first six months of 2020 were $41.6 million compared to $58.7 million in the first six months of 2019. The decline in total revenues resulted primarily from the result of a strategic shift made in Q1 2019 to prioritize gross profitability as opposed to the maximization of lead traffic and lead volume. Further contributing to the decline in total revenues was the impact of the coronavirus pandemic on vehicle sales. Although the prior strategic focus often generated higher gross revenue, it was usually at lower gross margins that then resulted in lower overall levels of gross profit. As a part of these strategic decisions, we also shifted focus to our core leads, clicks and email products and services and away from non-core products and services, such as display advertising.  This further negatively impacted total revenue for the first six months of 2020 as compared to the first six months of 2019.  Generally lower demand for leads resulting from attrition in the retail dealer network that occurred throughout 2019 was an additional factor that contributed to lower total revenue during the first six months of 2020.  Finally, the disruption from the January 2020 malware attack and the impact of the coronavirus pandemic on vehicles sales negatively impacted revenues during the six months ended June 30, 2020.

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

Although we are not able at this time to provide any specific guidance regarding our full year 2020 financial performance with detail or accuracy, we do anticipate some level of volatility in our total revenues, while cost of revenues continues to decline yielding higher gross profit, and higher gross margin for 2020, as compared to full year 2019. We anticipate that 2020 revenues will be adversely impacted by (i) the result of a strategic shift made in Q1 2019 to prioritize internal traffic acquisition processes on obtaining higher quality impressions that would yield increased gross profit margins, as opposed to a prior focus on raw lead volume; (ii) a decrease in lead traffic as well as lead volume; (iii) a decline in sales of our products and services; (iv) the costs and revenue impact associated with our efforts to optimize our clicks product; (v) the decision to shift our focus to our core leads, clicks and email products and services and away from non-core product and service such as display advertising; (vi) the impact of the coronavirus pandemic on vehicle sales and on demand for our products and services; and (vii) the decision by one of our Manufacturer customers to terminate its wholesale leads and clicks program as we work to transition this Manufacturer’s retail dealers to our retail programs. During the first six months of 2020, our cash used by operations decreased, a direct result of reducing our office footprint and eliminating certain positions beginning in late 2019. Further contributing to this reduction in cash used by operations was the cost reductions discussed below, that was enacted as a result of the coronavirus pandemic. Our plan is to improve our liquidity and balance sheet through non-dilutive measures, including use of available borrowings under the CNC Credit Agreement.

Beginning in 2020 and continuing as of the date of this Quarterly Report on Form 10-Q, the coronavirus pandemic has led to quarantines and stay-at-home/work-from-home orders in a number of countries, states, cities and regions and the closure or limited access to public and private offices, businesses and facilities, worldwide, causing widespread disruptions to travel, economic activity and financial markets. We are unable to predict the extent and duration of these disruptions, which could result in a national or global recession. The pandemic has led the Company’s Manufacturer and Dealer customers to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of consumers to visit automotive dealerships to purchase or lease vehicles and (iii) overall health, safety, and availability of their labor force. Manufacturers have also shut down assembly plants, adversely impacting inventories of new vehicles. Volatility in the financial markets, concerns about exposure to the novel coronavirus and governmental quarantines, stay-at-home/work-from-home orders, business closures, and employment furloughs and layoff have also adversely impacted consumer confidence and ability and willingness to visit dealerships and to purchase or lease vehicles. High unemployment and lower consumer confidence may continue after stay-at-home/work-from-home orders and business closures have ended. These disruptions have impacted the willingness or desire of the Company’s customers to acquire vehicle Leads or other digital marketing services from the Company. Vehicle sales have declined, and the Company is experiencing direct disruptions in its operations due to the overall health and safety of, and concerns for, our labor force and as a result of governmental “social distancing” programs, quarantines, travel restrictions and stay-at-home/work-from-home orders, leading to office closures, operating from employee homes and restrictions on our employees traveling to our various offices.

In April 2020, we implemented a series of cost actions in response to the coronavirus pandemic, including reduced executive and board compensation, reduced recruitment, travel, consulting and business-to-business marketing expenses, consolidation of various technology tools and products, and limited employee furloughs and staff reductions. We also reduced our overall lead and click generation efforts and corresponding costs to better align our volumes with industry demand and consumer intent to purchase a vehicle. We will continue to evaluate these and other cost reduction measures and explore all options available to us in order to minimize the impact of the pandemic on the Company. At this time, the eventual extent and magnitude of the disruptions caused by the outbreak on the automotive industry in general, and on us specifically, are not known, but vehicle sales have declined, and we continue to experience cancellations or suspensions of purchases of Leads and other digital marketing services by our customers, which materially and adversely affects our business, results of operations, financial condition, earnings per share, cash flow and the trading price of our common stock. In addition, resurgence of coronavirus cases have caused many state and local governments to re-impose, or impose additional, mitigation measures.

Results of Operations

 Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following table sets forth certain statement of operations data for the three-month periods ended June 30, 2020 and 2019 (certain balances and calculations have been rounded for presentation):

	2020	% of Total Revenues	2019	% of Total Revenues	Change	% Change
(Dollar amounts in thousands)
Revenues:
Lead generation	$14,263	84%	$21,691	80%	$(7,428)	(34)%
Digital advertising	2,756	16	5,432	20	(2,676)	(49)
Other revenues	14	—	19	—	(5)	(26)
Total revenues	17,033	100	27,142	100	(10,109)	(37)
Cost of revenues	10,993	65	21,758	80	(10,765)	(49)
Gross profit	6,040	35	5,384	20	656	12
Operating expenses:
Sales and marketing	2,026	12	2,956	11	(930)	(31)
Technology support	1,786	10	2,182	8	(396)	(18)
General and administrative	2,901	17	4,026	15	(1,125)	(28)
Depreciation and amortization	559	3	1,201	4	(642)	(53)
Total operating expenses	7,272	42	10,365	38	(3,093)	(30)
Operating loss	(1,232)	(7)	(4,981)	(18)	3,749	(75)
Interest and other income (expense), net	(142)	(1)	33	—	(175)	(530)
Loss before income tax provision	(1,374)	(8)	(4,948)	(18)	3,574	(72)
Income tax provision	—	—	5	—	(5)	(100)
Net loss	$(1,374)	(8)%	$(4,953)	(18)%	$3,579	(72)%

Lead generation.  Lead generation revenues decreased $7.4 million, or 34%, in the second quarter of 2020 compared to the second quarter of 2019 primarily as a result of the impact of the coronavirus pandemic on vehicle sales. We also reduced our overall lead generation efforts starting in second quarter of 2020 to better align our volumes with industry demand and consumer intent to purchase a vehicle.

Digital advertising. Advertising revenues decreased $2.7 million, or 49%, in the second quarter of 2020 compared to the second quarter of 2019 primarily as a result of a decrease in click revenue associated with decreased click volume. The decrease in click volume is attributed to the impact of the coronavirus pandemic and our internal decision to reduce overall click generation efforts to better align with industry demand.

Cost of revenues.  Cost of revenues consists of purchase request and traffic acquisition costs and other cost of revenues. Purchase request and traffic acquisition costs consist of payments made to our purchase request providers, including internet portals and online automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including search engine optimization activity, included on our websites; connectivity costs; development costs related to our websites; technology license fees; server equipment depreciation; and technology amortization directly related to the Company Websites. Cost of revenues decreased $10.8 million, or 49%, in the second quarter of 2020 compared to the second quarter of 2019 primarily due to decreased SEM, purchase request and traffic acquisition costs and a decrease in click publisher costs.

Gross profit. Gross Profit increased $0.7 million, or 12%, in the second quarter of 2020 compared to the second quarter of 2019. This was a direct result of prioritizing gross profitability as opposed to the maximization of lead traffic and lead volume. Further contributing to this increase was a reduction in cost of revenues primarily driven by a reduction in cost-per-click.

Sales and marketing.  Sales and marketing expense include costs for developing our brand equity, personnel costs, and other costs associated with automotive retail (“Dealer”) sales, website advertising, Dealer support, and bad debt expense. Sales and marketing expense in the second quarter of 2020 decreased $0.9 million, or 31%, compared to the second quarter of 2019 due primarily to a decrease in headcount coupled with a decrease in marketing expenses.

Technology support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the second quarter of 2020 decreased by $0.4 million, or 18%, compared to the second quarter of 2019 due primarily to lower headcount-related costs.

General and administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the second quarter of 2020 decreased by $1.1 million, or 28%, from the second quarter of 2019 due primarily to the cost action initiatives taken in response to the coronavirus pandemic. These cost reductions include reductions in executive and board compensation, recruitment, and travel-related expenses.

Depreciation and amortization.  Depreciation and amortization expense in the second quarter of 2020 decreased $0.6 million, or 53% from the second quarter of 2019 primarily due to assets that have been fully depreciated or removed from service as compared to the same period in the prior year.

 Interest and other income (expense), net.  Interest and other income (expense), was $0.1 million of expense for the second quarter of 2020 compared to $33,000 of income in the second quarter of 2019. Interest expense increased to $0.2 million in the second quarter of 2020 from $0.1 million in the second quarter of 2019, primarily due to the CNC Credit Agreement we entered into on March 26, 2020. Interest expense includes interest on outstanding borrowings and the amortization of debt issuance costs.

Income taxes. Income tax expense was zero in the second quarter of 2020 compared to $5,000 in the second quarter of 2019.  Income tax expense for the second quarter of 2020 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

 Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following table sets forth certain statement of operations data for the six-month periods ended June 30, 2020 and 2019 (certain amounts may not calculate due to rounding):

	2020	% of Total Revenues	2019	% of Total Revenues	Change	% Change
(Dollar amounts in thousands)
Revenues:
Lead generation	$32,723	79%	$47,389	81%	$(14,666)	(31)%
Digital advertising	8,768	21	11,310	19	(2,542)	(22)
Other revenues	14	—	47	—	(33)	(70)
Total revenues	41,505	100	58,746	100	(17,241)	(29)
Cost of revenues	30,108	73	47,605	81	(17,497)	(37)
Gross profit	11,397	27	11,141	19	256	2
Operating expenses:
Sales and marketing	4,158	10	5,834	10	(1,676)	(29)
Technology support	3,643	9	4,962	8	(1,319)	(27)
General and administrative	6,844	16	8,316	14	(1,472)	(18)
Depreciation and amortization	1,281	3	2,440	4	(1,159)	(48)
Total operating expenses	15,926	38	21,552	37	(5,626)	(26)
Operating loss	(4,529)	(11)	(10,411)	(18)	5,882	(56)
Interest and other income (expense), net	(906)	(2)	103	—	(1,009)	(980)
Loss before income tax provision	(5,435)	(13)	(10,308)	(18)	4,873	(47)
Income tax provision	—	—	5	—	(5)	(100)
Net loss	$(5,435)	(13)%	$(10,313)	(18)%	$4,878	(47)%

Lead generation.  Lead generation revenues decreased $14.7 million, or 31%, in the first six months of 2020 compared to the first six months of 2019 primarily as a result of the impact of the coronavirus pandemic on vehicle sales. We also reduced our overall lead generation efforts starting in second quarter of 2020 to better align our volumes with industry demand and consumer intent to purchase a vehicle.

Digital advertising. Advertising revenues decreased $2.5 million, or 22%, in the first six months of 2020 compared to the first six months of 2019 primarily as a result of a decrease in click revenue associated with decreased click volume. The decrease in click volume is attributed to the impact of the coronavirus pandemic and our internal decision to reduce overall click generation efforts to better align with industry demand.

Cost of revenues.  Cost of revenues decreased $17.5 million, or 37%, in the first six months of 2020 compared to the first six months of 2019 primarily due to decreased SEM, purchase requests, click publisher costs and other costs of revenues. Partially offsetting this decrease was an increase in other traffic acquisition costs.

Gross profit. Gross Profit increased $0.3 million, or 2%, for the first six months of 2020 compared to the first six months of 2019. This was a direct result of prioritizing gross profitability as opposed to the maximization of lead traffic and lead volume. Further contributing to this increase was a reduction in cost of revenues primarily driven by a reduction in cost-per-click.

 Sales and marketing.  Sales and marketing expense in the first six months of 2020 decreased $1.7 million, or 29%, compared to the first six months of 2019 due primarily to a decrease in headcount coupled with a decrease in marketing expenses.

Technology support. Technology support expense in the first six months of 2020 decreased by $1.3 million, or 27%, compared to the first six months of 2019 due primarily to lower headcount-related costs.

General and administrative. General and administrative expense in the first six months of 2020 decreased $1.5 million, or 18%, compared to the first six months of 2019 due primarily to the cost action initiatives taken in response to the coronavirus pandemic. These cost reductions include reductions in executive and board compensation, recruitment and travel-related expenses. Partially offsetting these decreases were increases in consulting-related expenses.

Depreciation and amortization.  Depreciation and amortization expense in the first six months of 2020 decreased $1.2 million, or 48% compared to the first six months of 2019 due primarily to assets that have been fully depreciated or removed from service.

Interest and other income (expense), net.  Interest and other income (expense) was $0.9 million of expense for the first six months of 2020 compared to $0.1 million of income in the first six months of 2019. Interest expense increased to $1.0 million for the first six months of 2020 compared to $0.1 million in the first six months of 2019, which is primarily due to the write-off of our deferred financing fees associated with the revolving line of credit under the PNC Credit Facility.

Income taxes. Income tax expense was zero for the first six months of 2020 compared to $5,000 for the first six months of 2019.  Income tax expense for the first six months of 2020 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(1,869)	$(5,571)
Net cash used in investing activities	(388)	(990)
Net cash provided by (used in) financing activities	4,821	(592)

Our principal sources of liquidity are our cash and cash equivalent balances and borrowings under the CNC Credit Agreement.  Our cash and cash equivalents and restricted cash totaled $8.5 million as of June 30, 2020, compared to $5.9 million as of December 31, 2019. As of June 30, 2020, we had a net loss of $5.4 million for the six-month period ended June 30, 2020. The net loss is primarily attributable to operating expenses of $15.9 million during the six months ended June 30, 2020. We used net cash in operations of $1.9 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $348.4 million and stockholders’ equity of $16.7 million.

 We have developed a strategic plan focused on improving operating performance in the future that includes modernizing and upgrading our technology and systems, pursuing business objectives and responding to business opportunities, developing new or improving existing products and services and enhancing operating infrastructure.

 Our objective is to achieve profitability later in 2020; however, there is no assurance that we will be able to achieve this objective. The CNC Credit Agreement discussed above coupled with the PPP Loan is expected to be used to continue to partially fund operations.

We believe that current cash reserves and operating cash flows will be enough to sustain operations for the next twelve months. If we are unsuccessful in meeting our objective to achieve profitability later in 2020, we may need to seek to satisfy our future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions; however, there is no assurance that we will be successful in satisfying our future cash needs to continue operations.

Our future capital requirements will depend on many factors, including but not limited to, those discussed in this Part I, Item 2 and Part II, Item 1A of this Quarterly Report on Form 10-Q and the risk factors set forth in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K. To the extent that our existing sources of liquidity are insufficient to fund our future operations, we may need to engage in equity or additional or alternative debt financings to secure additional funds. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Net Cash Used in Operating Activities.   Net cash used in operating activities in the six months ended June 30, 2020 of $1.9 million resulted primarily from net loss of $5.4 million, offset by depreciation and amortization of $2.3 million, stock compensation expense of $1.0 million and a $0.2 million net increase in net working capital.

Net cash used in operating activities in the six months ended June 30, 2019 of $5.6 million resulted primarily from net loss of $10.3 million, offset by depreciation and amortization of $3.5 million, stock compensation expense of $1.1 million and other non-cash charges of $0.2 million, and a $0.1 million net decrease in net working capital.

Net Cash Used in Investing Activities.  Net cash used in investing activities was approximately $0.4 million in the six months ended June 30, 2020, which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software.

Net cash used in investing activities was approximately $1.0 million in the six months ended June 30, 2019, which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software.

Net Cash Provided by (Used in) Financing Activities.  Net cash provided by financing activities of $4.8 million during the six months ended June 30, 2020 primarily consisted of $3.4 million net borrowings on the credit facility coupled with proceeds from a $1.4 million PPP Note.

Net cash used in financing activities of $0.6 million in the six months ended June 30, 2019 primarily related to a $1.0 million repayment of the AutoUSA Note, offset by proceeds of $0.4 million from the exercise of stock options.

Off-Balance Sheet Arrangements

At June 30, 2020, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the “Exchange Act”) as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

              As of June 30, 2020, we had cash and cash equivalents of $5.2 million and restricted cash of $3.3 million. For the six months then ended, we had a net loss of $5.4 million and used $1.9 million net cash in operations. As of June 30, 2020, we had an accumulated deficit of $348.4 million and stockholders’ equity of $16.7 million. Although we have developed a strategic plan with the objective to achieve profitability later in 2020, if we are unsuccessful in achieving this objective, we will need to seek to satisfy our future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions; however, there is no assurance that we will be successful in satisfying our future cash needs such that we will be able to continue operations.

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

Our future capital requirements will depend on many factors, including but not limited to, implementing new strategic plans, modernizing and upgrading our technology and systems, pursuing business objectives and responding to business opportunities, challenges or unforeseen circumstances, developing new or improving existing products or services, enhancing our operating infrastructure and acquiring complementary businesses and technologies. In addition, if we continue to experience losses and cannot comply with covenants in the CNC Credit Agreement or if our borrowing base limits are diminished, we may be unable to borrow sufficient funds under the CNC Credit Agreement to satisfy our future cash needs. Although we have developed a strategic plan with the objective to achieve profitability later in 2020, if our plans are unsuccessful, we will need to seek to satisfy our future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions; however, there is no assurance that we will be successful in satisfying our future cash needs such that we will be able to continue operations.

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

On April 16, 2020, we received a loan in the amount of approximately $1.38 million from PNC pursuant to the PPP administered by the SBA under the CARES Act. The federal government has announced that it intends to scrutinize the “economic uncertainty” certifications made by companies in their PPP loan applications.  The federal government requires borrowers under the PPP to evaluate their funding alternatives in making their certifications. The SBA has made comments about publicly traded companies and subsidiaries of publicly traded companies as likely having alternative avenues of funding that make PPP loans unnecessary for these companies. In addition, the outstanding principal of the PPP loan will be reduced in the event the PPP Loan, or any portion thereof, is forgiven pursuant to the terms of the PPP. The Company intends to apply for forgiveness after the covered period. Although we believe that we are compliant with the “economic uncertainty” certification we made in connection with our PPP Loan and that we meet the requirements for forgiveness of the PPP loan, there can be no assurances given that upon an audit of our loan application, an adverse outcome, or the failure to meet the requirements for forgiveness, might result in our being required to repay the entire amount of the loan, which could materially and adversely impact our financial performance.

We are affected by general economic and market conditions, and, in particular, conditions in the automotive industry.

Our financial performance is affected by general economic and market factors, conditions in the automotive industry, and the market for automotive marketing services, including, but not limited to, the following:

●
Pricing and purchase incentives for vehicles;
●
Availability and terms of automotive financing;
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
●
Disruption in the automotive manufacturing and parts supply chains caused by natural disasters, epidemics and pandemics, adverse weather, incidents of civil unrest and other events may affect the supply of vehicle and parts inventories to Manufacturer’s and Dealers; and
●
The impact of high unemployment on the willingness or ability of consumers to acquire new or used vehicles.

In early 2020 and continuing as of the date of this Quarterly Report on Form 10-Q, the outbreak of coronavirus has led to quarantines and stay-at-home/work-from-home orders in a number of countries, states, cities and regions and the closure or limited access to public and private offices, businesses and facilities, worldwide, causing widespread disruptions to travel, economic activity and financial markets. We are unable to predict the extent and duration of these disruptions, which could result in a national or global recession. The pandemic has led our Manufacturer and Dealer customers to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of consumers to visit automotive dealerships to purchase or lease vehicles and (iii) overall health, safety and availability of their labor force. Manufacturers have also shut down assembly plants, adversely impacting inventories of new vehicles. Volatility in the financial markets, concerns about exposure to the virus, governmental quarantines, stay-at-home/work-from-home orders, business closures and employment furloughs and layoffs have also impacted consumer confidence and willingness to visit dealerships and to purchase or lease vehicles. High unemployment rates and lower consumer confidence may continue even after stay-at-home/work-from-home orders and business closures have ended. These disruptions have impacted the willingness or desire of our customers to acquire vehicle Leads or other digital marketing services from us. We are also experiencing direct disruptions in our operations due to the overall health and safety of, and concerns for, our labor force and as a result of governmental “social distancing” programs, quarantines, travel restrictions and stay-at-home/work-from-home orders, leading to office closures, operating from employee homes and restrictions on our employees traveling to our various offices. In April 2020, we implemented a series of cost actions in response to the coronavirus pandemic, including reduced executive and board compensation during the three-months ended June 30, 2020, reduced recruitment, travel, consulting and business-to-business marketing expenses, consolidation of various technology tools and products, and limited employee furloughs and staff reductions. We also started reducing our overall lead and click generation efforts and corresponding costs to better align our volumes with industry demand and consumer intent to purchase a vehicle. We will continue to evaluate these and other cost reduction measures and explore all options available to us in order to minimize the impact of the pandemic on us.

At this time, the eventual extent and magnitude of the disruptions caused by the pandemic on the automotive industry in general are not known, but vehicle sales have declined, and we continue to experience cancellations or suspensions of purchases of Leads and other digital marketing services by our customers, which materially and adversely affects our financial performance.

The long and short term effects of the pandemic on our business and financial condition are unknown, difficult to predict and will depend upon many factors, including the severity and duration of the pandemic, the duration of existing and future shelter-in-place and other governmental mandates and guidance, the efficacy and availability of vaccines and other treatments, and the health of our employees.

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

No assurances can be given that we will continue to be able to meet the continued listing requirements for listing of our common stock on The Nasdaq Capital Market.

Item 6.  Exhibits

Number	Description

3.1
Seventh Amended and Restated Certificate of Incorporation of AutoWeb, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2020 (SEC File No. 001-34761)

3.2
Seventh Amended and Restated Bylaws of AutoWeb, Inc. dated October 9, 2017, incorporated by reference to Exhibit 3.5  to the Current Report on Form 8-K filed with the SEC on October 10, 2017 (SEC File No. 001-34761)

4.1
Tax Benefit Preservation Plan dated as of May 26, 2010 between Company and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761), Amendment No. 2 to Tax Benefit Preservation Plan dated as of April 13, 2017, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (SEC File No. 001-34761), Amendment No. 3 to Tax Benefit Preservation Plan dated as of March 31, 2020, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2020 (SEC File No. 001-34761).

4.2
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1
First Amendment to Loan, Security and Guarantee Agreement by and among CIT Northbridge Credit LLC, as Agent, the Lenders Party thereto, and AutoWeb, Inc., as Borrower, and Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc., as Guarantors, dated May 18, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2020 (SEC File No. 001-34761).

10.2
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

AutoWeb, Inc.

Date: August 5, 2020	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2020	By:	/s/ Cheray Duran
Cheray Duran
Corporate Controller
(Principal Accounting Officer)