Form 10-Q
period 2020-09-30
AutoWeb, Inc.
filed 2020-11-05
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

 (Registrant’s telephone number, including area code): (949) 225-4500

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

As of November 3, 2020, there were 13,169,204 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$11,270	$892
Restricted cash	3,302	5,054
Accounts receivable, net of allowances for bad debts and customer credits of $578 and $740 at September 30, 2020 and December 31, 2019, respectively	14,633	24,051
Prepaid expenses and other current assets	1,145	1,265
Total current assets	30,350	31,262
Property and equipment, net	3,000	3,349
Right-of-use assets	2,956	2,528
Intangible assets, net	5,135	7,104
Other assets	697	661
Total assets	$42,138	$44,904
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	7,540	14,080
Borrowings under revolving credit facility	10,024	3,745
Accrued employee-related benefits	2,071	1,004
Other accrued expenses and other current liabilities	969	2,315
Current portion of the PPP loan	846	—
Current portion of lease liabilities	837	1,167
Current portion of financing debt	64	—
Total current liabilities	22,351	22,311
Lease liabilities, net of current portion	2,361	1,497
PPP loan, net of current portion	538	—
Financing debt, net of current portion	76	—
Total liabilities	25,326	23,808
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 11,445,187 shares authorized	—	—
Series A Preferred stock, 2,000,000 shares authorized, none issued and outstanding at September 30, 2020 and December 31, 2019
Common stock, $0.001 par value; 55,000,000 shares authorized, and 13,169,044 and 13,146,831 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	13	13
Additional paid-in capital	365,627	364,028
Accumulated deficit	(348,828)	(342,945)
Total stockholders’ equity	16,812	21,096
Total liabilities and stockholders’ equity	$42,138	$44,904

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues:
Lead generation	$14,758	$22,564	$47,481	$69,953
Digital advertising	3,054	5,968	11,822	17,278
Other revenues	1	20	15	67
Total revenues	17,813	28,552	59,318	87,298
Cost of revenues	11,390	22,645	41,498	70,249
Gross profit	6,423	5,907	17,820	17,049
Operating expenses:
Sales and marketing	1,904	2,632	6,062	8,450
Technology support	1,451	1,819	5,094	6,797
General and administrative	3,110	2,112	9,954	10,429
Depreciation and amortization	225	1,200	1,506	3,640
Total operating expenses	6,690	7,763	22,616	29,316

Operating loss	(267)	(1,856)	(4,796)	(12,267)
Interest and other (expense) income:
Interest (expense) income	(233)	(203)	(1,270)	(238)
Other income (expense)	52	320	183	458
Loss before income tax provision	(448)	(1,739)	(5,883)	(12,047)
Income tax provision	—	—	—	5
Net loss	$(448)	$(1,739)	$(5,883)	$(12,052)

Basic loss per common share	$(0.03)	$(0.13)	$(0.45)	$(0.92)

Diluted loss per common share	$(0.03)	$(0.13)	$(0.45)	$(0.92)

 See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

Three Months Ended September, 2019
	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2019	13,146,831	$13	—	$—	$362,737	$(338,029)	$24,721
Share-based compensation	—	—	—	—	651	—	651
Net loss	—	—	—	—	—	(1,739)	(1,739)
Balance at September 30, 2019	13,146,831	$13	—	$—	$363,388	$(339,768)	$23,633

Three Months Ended September 30, 2020
	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2020	13,146,831	$13	—	$—	$365,056	$(348,380)	$16,689
Share-based compensation	—	—	—	—	497	—	497
Issuance of common stock upon exercise of stock options	22,213	—	—	—	74	—	74
Net loss	—	—	—	—	—	(448)	(448)
Balance at September 30, 2020	13,169,044	$13	—	$—	$365,627	$(348,828)	$16,812

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY CONTINUED
(Amounts in thousands, except share data)

Nine Months Ended September 30, 2019
	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2018	12,960,450	$13	—	$—	$361,218	$(327,716)	$33,515
Share-based compensation	—	—	—	—	1,762	—	1,762
Issuance of common stock upon exercise of stock options	213,048	—	—	—	408	—	408
Cancellation of restricted stock	(26,667)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(12,052)	(12,052)
Balance at September 30, 2019	13,146,831	$13	—	$—	$363,388	$(339,768)	$23,633

Nine Months Ended September 30, 2020
	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	13,146,831	$13	—	$—	$364,028	$(342,945)	$21,096
Share-based compensation	—	—	—	—	1,525	—	1,525
Issuance of common stock upon exercise of stock options	22,213	—	—	—	74	—	74
Net loss	—	—	—	—	—	(5,883)	(5,883)
Balance at September 30, 2020	13,169,044	$13	—	$—	$365,627	$(348,828)	$16,812

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,883)	$(12,052)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,975	5,256
Provision for bad debts	321	198
Provision for customer credits	75	113
Share-based compensation	1,525	1,762
Right-of-use assets	1,107	1,306
Lease liabilities	(1,001)	(1,309)
Gain on sale of investment	—	(250)
Changes in assets and liabilities:
Accounts receivable	9,072	3,940
Prepaid expenses and other current assets	120	(164)
Other assets	(36)	(280)
Accounts payable	(6,682)	(3,348)
Accrued expenses and other current liabilities	(280)	(2,006)
Net cash provided by (used in) operating activities	1,313	(6,834)
Cash flows from investing activities:
Payments for property and equipment	(396)	(1,330)
Proceeds from sale of investment	—	250
Net cash used in investing activities	(396)	(1,080)
Cash flows from financing activities:
Borrowings under PNC credit facility	28,564	46,740
Principal payments on PNC credit facility	(32,308)	(45,704)
Borrowings under CNC credit facility	53,612	—
Principal payments on CNC credit facility	(43,588)	—
Borrowings under the PPP Loan	1,384	—
Payments on convertible note	—	(1,000)
Proceeds from exercise of stock options	74	408
Payments under financing agreement	(29)	—
Net cash provided by financing activities	7,709	444
Net increase (decrease) in cash and cash equivalents and restricted cash	8,626	(7,470)
Cash and cash equivalents and restricted cash, beginning of period	5,946	13,600
Cash and cash equivalents and restricted cash, end of period	$14,572	$6,130

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$892	$13,600
Restricted cash at beginning of period	5,054	—
Cash and cash equivalents and restricted cash at beginning of period	$5,946	$13,600

Cash and cash equivalents at end of period	$11,270	$1,092
Restricted cash at end of period	3,302	5,038
Cash and cash equivalents and restricted cash at end of period	$14,572	$6,130

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$1
Cash refunds for income taxes	814	124
Cash paid for interest	$640	$101
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$1,535	$—
Purchase of fixed assets on account	$142	$—
Financing for the purchase of fixed assets	$120	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Operations

AutoWeb, Inc. (“AutoWeb” or the “Company”) is a digital marketing services company for the automotive industry that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers through its programs for online lead and traffic referrals, Dealer marketing products and services, and online advertising.

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

2. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). AutoWeb has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of Company management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The unaudited condensed consolidated statement of operations and cash flows for the period ended September 30, 2020 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2019 Form 10-K.

References to amounts in the consolidated financial statement sections are in thousands, except share and per share data, unless otherwise specified. The Company did not incur any items which would require a statement of comprehensive income.

As of December 31, 2019, restricted cash primarily consisted of pledged cash pursuant to the PNC Credit Agreement. As of September 30, 2020, restricted cash primarily consisted of cash pledged pursuant to the CNC Credit Agreement. (See Note 9 to these Notes to Unaudited Condensed Consolidated Financial Statements.)

In early 2020 and continuing as of the date of this Quarterly Report on Form 10-Q, the coronavirus pandemic has led to quarantines and stay-at-home/work-from-home orders in a number of countries, states, cities and regions and the closure or limited access to public and private offices and facilities, worldwide, causing widespread disruptions to travel, economic activity and financial markets.  Management is unable to predict the extent and duration of these disruptions, which could result in a national or global recession. The pandemic has led the Company’s Manufacturer and Dealer customers to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of consumers to visit automotive dealerships to purchase or lease vehicles and (iii) overall health and availability of their labor force. Manufacturers also shutdown assembly plants for a period of time. Volatility in the financial markets, concerns about exposure to the novel coronavirus and governmental quarantines, stay-at-home/work-from-home orders, business closures, and employment furloughs and layoffs have also impacted consumer confidence and willingness to visit dealerships and to purchase or lease vehicles. High unemployment and lower consumer confidence may continue after the stay-at-home/work-from-home orders have ended. These disruptions have impacted the willingness or desire of the Company’s customers to acquire vehicle Leads or other digital marketing services from the Company. Vehicle sales have declined, and the Company has experienced direct disruptions in its operations due to the overall health of, and concerns for, its labor force and as a result of governmental “social distancing” programs, quarantines, travel restrictions and stay-at-home/work-from-home orders, leading to office closures, operating from employee homes and restrictions on its employees traveling to its various offices. The Company continues to experience cancellations or suspensions of purchases of Leads and other digital marketing services by its customers, which materially and adversely affects its business, results of operations, financial condition, earnings per share, cash flow and the trading price of its common stock.

In April 2020, the Company implemented a series of cost actions in response to the coronavirus pandemic, including reduced executive and board compensation during the three months ended June 30, 2020, reduced recruitment, travel, consulting and business-to-business marketing expenses, consolidation of various technology tools and products, and limited employee furloughs and staff reductions. The Company also started reducing its overall lead and click generation efforts and corresponding costs to better align its volumes with industry demand and consumer intent to purchase a vehicle. Management will continue to evaluate other cost reduction measures and explore all options available to it in order to minimize the impact of the coronavirus pandemic.

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

●
Digital Advertising – fees paid by Dealers, Manufacturers and third-party wholesale suppliers for (i) the Company’s click traffic program, (ii) display advertising on Company websites, and (iii) email and other direct marketing. Revenue is recognized in the period advertisements are displayed on Company Websites or the period in which clicks have been delivered, as applicable. The Company recognizes revenue from the delivery of action-based advertisement (including email and other direct marketing) in the period in which a user takes the action for which the marketer contracted with the Company. For advertising revenue arrangements where the Company is not the principal, the Company recognizes revenue on a net basis.

 Variable Consideration

Leads are generally sold with a right-of-return for services that do not meet customer requirements as specified by the relevant contract. Rights-of-return can be estimated, and provisions for estimated returns are recorded as a reduction in revenue by the Company in the period revenue is recognized, and thereby accounted for as variable consideration. The Company includes the allowance for customer credits in its net account receivable balances on the Company’s balance sheet at period end. Allowances for customer credits were approximately $82,000 and $194,000 at September 30, 2020 and December 31, 2019, respectively.

Contract Assets and Contract Liabilities

Unbilled Revenue

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing. From time to time, the Company may have balances on its balance sheet representing revenue that has been recognized by the Company upon satisfaction of performance obligations and earning a right to receive payment. These not-yet invoiced receivable balances are driven by the timing of administrative transaction processing and are not indicative of partially complete performance obligations or unbilled revenue.

Deferred Revenue

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying the Company’s performance obligations, including amounts which are refundable. Such activity is not typical for the Company. The Company had zero deferred revenue included in its consolidated balance sheets as of September 30, 2020 and December 31, 2019. Payment terms and conditions can vary by contract type. Generally, payment terms within the Company’s customer contracts include a requirement of payment within 30 to 60 days from date of invoice. Typically, customers make payments after receipt of invoice for billed services, and less typically, in advance of rendered services.

The Company has not made any significant changes in applying ASC 606 during the nine months ended September 30, 2020.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by revenue source and has determined that disaggregating revenue into these categories sufficiently depicts the differences in the nature, amount, timing and uncertainty of revenue streams.

The following table summarizes revenue from contracts with customers, disaggregated by revenue source, for the three and nine months ended September 30, 2020 and 2019. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Lead fees	$14,758	$22,564	$47,481	$69,953
Advertising
Clicks	2,432	4,948	10,102	14,463
Display and other advertising	622	1,020	1,720	2,815
	3,054	5,968	11,822	17,278

Other revenues	1	20	15	67
Total revenues	$17,813	$28,552	$59,318	$87,298

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

The following are the share amounts utilized to compute the basic and diluted net loss per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic shares:
Weighted average common shares outstanding	13,153,752	13,146,831	13,149,155	13,093,649
Weighted average unvested restricted stock	(12,898)	(32,790)	(13,187)	(43,114)
Basic shares	13,140,854	13,114,041	13,135,968	13,050,535

Diluted shares:
Basic shares	13,140,854	13,114,041	13,135,968	13,050,535
Weighted average dilutive securities	—	—	—	—
Diluted shares	13,140,854	13,114,041	13,135,968	13,050,535

For the three and nine months ended September 30, 2020 and 2019, the Company’s basic and diluted numbers of shares are the same because the Company generated a net loss for the period and potentially dilutive securities are excluded from diluted net loss per share because they have an anti-dilutive impact.

For the three and nine months ended September 30, 2020, 3.9 million and 3.9 million of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share, respectively. For the three and nine months ended September 30, 2019, 4.6 million and 4.6 million of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share, respectively.

 6. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Share-based compensation expense:
Sales and marketing	$29	$130	$90	$268
Technology support	15	52	70	145
General and administrative	453	469	1,365	1,349
Share-based compensation costs	497	651	1,525	1,762

Amount capitalized to internal use software	—	—	—	—
Total share-based compensation costs	$497	$651	$1,525	$1,762

During the three and nine months ended September 30, 2019, certain awards were modified or accelerated in connection with the termination of employment of certain former officers of the Company. In accordance with the terms of applicable award agreements and/or consulting agreements, the vesting of certain awards was accelerated, and the terms of certain awards were modified. The Company recorded $0.1 million of expense related to the acceleration or modification of certain awards during the three and nine months ended September 30, 2019. The Company did not incur any modification or acceleration of awards during the three and nine months ended September 30, 2020.

Stock Options.  The Company granted the following stock options for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Number of stock options granted	—	470,000	515,000	1,632,883
Weighted average grant date fair value	$—	$1.68	$1.05	$1.78
Weighted average exercise price	$—	$3.15	$1.90	$3.34

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

The grant date fair value of stock options uses the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Dividend yield	—	—	—	—
Volatility	—%	66%	70%	65%
Risk-free interest rate	—%	1.5%	1.1%	2.2%
Expected life (years)	—	4.5	4.6	4.4

Stock option exercises.  The following stock options were exercised during the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Number of stock options exercised	22,213	—	22,213	213,048
Weighted average exercise price	$3.35	$—	$3.35	$1.92

 7. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consist of the following:

	September 30, 2020	December 31, 2019

Computer software and hardware	$11,302	$11,267
Capitalized internal use software	7,391	5,878
Furniture and equipment	1,743	1,743
Leasehold improvements	1,613	1,613
Construction in progress	647	1,537
	22,696	22,038
Less—Accumulated depreciation and amortization	(19,696)	(18,689)
Property and equipment, net	$3,000	$3,349

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

The Company has a concentration of credit risk with its automotive industry-related accounts receivable balances. Approximately 64%, or $9.3 million, of gross accounts receivable at September 30, 2020, and approximately 46% of total revenues for the nine months ended September 30, 2020, are related to Urban Science Applications (which represents Acura, Honda, Nissan, Infiniti, Toyota and Volvo), Carat Detroit (General Motors), Ford Direct and Autodata Solutions. For 2019, approximately 30%, or $6.8 million, of gross accounts receivable at September 30, 2019, and approximately 24% of total revenues for the nine months ended September 30, 2019, are related to Urban Science Applications and Carat Detroit.

Intangible Assets.  The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.

The Company’s intangible assets are amortized over the following estimated useful lives:

		September 30, 2020			December 31, 2019
Definite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trademarks/ trade names/ licenses/ domains	3 - 7 years	$16,589	$(15,831)	$758	$16,589	$(15,442)	$1,147
Customer relationships	2 - 5 years	19,563	(19,563)	—	19,563	(18,800)	763
Developed technology	5 - 7 years	8,955	(6,778)	2,177	8,955	(5,961)	2,994
		$45,107	$(42,172)	$2,935	$45,107	$(40,203)	$4,904

		September 30, 2020			December 31, 2019
Indefinite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Domain	Indefinite	$2,200	$—	$2,200	$2,200	$—	$2,200

Amortization expense is included in “Cost of revenues” and “Depreciation and amortization” in the Unaudited Condensed Consolidated Statements of Operations.  Total amortization expense was $0.4 million and $2.0 million for the three and nine months ended September 30, 2020, respectively. Amortization expense was $1.3 million and $4.0 million for the three and nine months ended September 30, 2019, respectively.

Amortization expense for the remainder of the year and for future years is as follows:

Year	Amortization Expense

2020	$402
2021	1,499
2022	902
2023	86
2024	46
$2,935

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	September 30, 2020	December 31, 2019

Accrued employee-related benefits	$2,071	$1,004
Other accrued expenses and other current liabilities:
Other accrued expenses	507	1,264
Amounts due to customers	168	355
Other current liabilities	294	696
Total other accrued expenses and other current liabilities	969	2,315

Total accrued expenses and other current liabilities	$3,040	$3,319

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

Lease Liabilities.  Lease liabilities as of September 30, 2020, consist of the following:

Current portion of lease liabilities	$837
Long-term lease liabilities, net of current portion	2,361
Total lease liabilities	$3,198

The Company’s aggregate lease maturities as of September 30, 2020, are as follows:

Year
2020 (remaining 3 months)	$268
2021	1,007
2022	801
2023	796
2024	538
Thereafter	204
Total minimum lease payments	3,614
Less imputed interest	416
Total lease liabilities	$3,198

On March 11, 2020, the Company entered into a Lease Agreement (“New Irvine Lease”) with The Irvine Company LLC, a Delaware limited liability company, pursuant to which the Company leases approximately 12,000 square feet of office space located in Irvine, California. The term of the New Irvine Lease commenced on August 1, 2020 and continues for a period of approximately five years, unless earlier terminated in accordance with the terms of the New Irvine Lease. The Company has the option to extend the term of the New Irvine Lease for one additional period of five years. The new office space replaced the Company’s prior, approximately 39,361 square feet of office space in Irvine, California, the lease for which expired July 31, 2020. The Company included the New Irvine Lease on its balance sheet and within the future minimum lease payment table above.

Rent expense included in operating expenses and cost of revenue was $1.3 million for the nine months ended September 30, 2020. The Company had a weighted average remaining lease term of 2.9 years and a weighted average discount rate of 6.25% as of September 30, 2020. Rent expense included in operating expenses and cost of revenue was $1.5 million for the nine months ended September 30, 2019. The Company had a weighted average remaining lease term of 2.0 years and a weighted average discount rate of 5.5% as of September 30, 2019. In June 2017, the Company subleased one of its buildings to a third party for the remainder of the lease term which expired in February 2019. Rent expense for the nine months ended September 30, 2019 is net of sublease income of approximately $26,000.

9. Debt

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

On March 26, 2020, the Company fully paid the PNC Credit Agreement, at which time it was terminated, and in conjunction with the termination of the PNC Credit Agreement, on March 26, 2020, the Company entered into a $20.0 million Loan, Security and Guarantee Agreement (“CNC Credit Agreement”) with CIT Northbridge Credit LLC, as agent (the “Agent”), and the Company U.S. Subsidiaries. The CNC Credit Agreement provides for a $20.0 million revolving credit facility with borrowings subject to availability based primarily on limits of 85% of eligible billed accounts receivable and 75% against eligible unbilled accounts receivable. The obligations under the CNC Credit Agreement are guaranteed by the Company U.S. Subsidiaries and secured by a first priority lien on all of the Company’s and the Company U.S. Subsidiaries’ tangible and intangible assets. The CNC Credit Agreement has an average minimum borrowing usage requirement of an average of $10,000,000.

As of September 30, 2020, the Company had $10.0 million outstanding under the CNC Credit Agreement and approximately $0.4 million of net availability. To increase the borrowing base sufficient enough to meet the minimum borrowing usage requirement, the Company on June 29, 2020 placed $3.0 million into a restricted cash account that provided for greater availability under the CNC Credit Agreement. The Company can borrow up to 97.5% of the total restricted cash amount. The restricted cash accrues interest at a variable rate currently averaging 0.30% per annum.

Financing costs related to the CNC Credit Agreement, net of accumulated amortization, of approximately $0.4 million, have been deferred over the initial term of the loan and are included in other assets as of September 30, 2020. The interest rate per annum applicable to borrowings under the CNC Credit Agreement is the LIBO plus 5.5%. The LIBO Rate is equal to the greater of (i) 1.75%, and (ii) the rate determined by the Agent to be equal to the quotient obtained by dividing (1) the LIBO Base Rate (i.e., the rate per annum determined by Agent to be the offered rate that appears on the applicable Bloomberg page) for the applicable LIBOR Loan for the applicable interest period by (2) one minus the Eurodollar Reserve Percentage (i.e., the reserve percentage in effect under regulations issued from time to time by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirement with respect to Eurocurrency funding for the applicable LIBOR Loan for the applicable interest period). If adequate and reasonable means do not exist for ascertaining or the LIBOR rate is no longer available, the Company and the Agent may amend the CNC Credit Agreement to replace LIBOR with an alternate benchmark rate. If no LIBOR successor rate is determined, the obligation of the lenders to make or maintain LIBOR loans will be suspended and the LIBO Base Rate component will no longer be utilized in determining the base rate.

If, due to any circumstance affecting the London interbank market, the Agent determines that adequate and fair means do not exist for ascertaining the LIBO Rate on any applicable date (and such circumstances that are identified in the next two paragraphs below are not covered or governed by such provisions below), then until the Agent determines that such circumstance no longer exists, the obligation of lenders to make LIBOR Loans will be suspended and, if requested by the Agent, the Company must promptly, at its option, either (i) pay all such affected LIBOR Loans or (ii) convert such affected LIBOR Loans into loans that bear reference to the Base Rate plus the Applicable Margin.

If the Agent determines that for any reason (i) dollar deposits are not being offered to banks in the London interbank Eurodollar market for the applicable loan amount or applicable interest period, (ii) adequate and reasonable means do not exist for determining the LIBO Rate for the applicable interest period, or (iii) LIBOR for the applicable interest period does not adequately and fairly reflect the cost to the lenders of funding a loan, then the lenders’ obligation to make or maintain LIBOR Loans will be suspended to the extent of the affected LIBOR Loan or interest period until all such loans are converted to loans bearing interest at the Base Rate (as defined below) plus the Applicable Margin (as specified below).

However, if Agent determines, that (i) adequate and reasonable means do not exist for ascertaining LIBOR for any requested interest period and such circumstances are unlikely to be temporary; (ii) the administrator of the LIBOR screen rate or a governmental authority having jurisdiction over the Agent has made a public statement identifying a specific date after which LIBOR or the LIBOR screen rate shall no longer be made available, or used for determining the interest rate of loans (“Scheduled Unavailability Date”); or (iii) syndicated loans currently being executed, or that include language similar to that contained in this paragraph are being executed or amended to incorporate or adopt a new benchmark interest rate to replace LIBOR, then, Agent and the Company may amend the CNC Credit Agreement to replace LIBOR with an alternate benchmark rate (“LIBOR Successor Rate”) and any such amendment will become effective unless lenders holding more than 50% in value of the loans or commitments under the CNC Credit Agreement do not accept such amendment. If no LIBOR Successor Rate has been determined and the circumstances under clause (i) above exist or the Scheduled Unavailability Date has occurred, (x) the obligation of lenders to make or maintain LIBOR Loans will be suspended (to the extent of the affected LIBOR Loans or interest periods), and (y) the LIBO Base Rate component will no longer be utilized in determining the Base Rate.  The Base Rate for any day is a fluctuating rate per annum equal to the highest of: (i) the Federal Funds Rate plus 1/2 of 1%; (ii) the rate of interest in effect for such day as publicly announced from time to time by JPMorgan Chase Bank, N.A. as its “prime rate” in effect for such day; or (iii) the most recently available LIBO Base Rate (as adjusted by any minimum LIBO Rate floor) plus 1%. The Applicable Margin is equal to 5.50%. The CNC Credit Agreement expires on March 26, 2023.

On April 16, 2020, the Company received a loan in the amount of approximately $1.38 million (“PPP Loan”) from PNC pursuant to the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (“SBA”) under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The PPP Loan was granted pursuant to a Paycheck Protection Program Term Note dated April 16, 2020, issued by the Company (“PPP Note”).

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

The PPP Note matures on April 16, 2022 and bears interest at a rate of 1.00% per annum. Principal and accrued interest are payable monthly in equal installments commencing November 15, 2020, unless the PPP Loan is forgiven as described below. The PPP Note may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Note contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The proceeds from the PPP Loan could only be used to retain workers and maintain payroll or make mortgage interest, lease and utility payments. For purposes of the CARES Act, payroll costs excluded compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount could be for non-payroll costs. Forgiveness of the PPP Loan is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The outstanding principal will be reduced in the event the Loan, or any portion thereof, is forgiven pursuant to the PPP. The Company applied for loan forgiveness on October 12, 2020. The Company expects to meet the terms of forgiveness as described above. As of the filing date of this Form 10-Q the Company has not received confirmation of loan forgiveness.

On June 10, 2020 the Company entered into a thirty-six-month equipment financing agreement (“Financing Agreement”) with Dimension Funding LLC. The Financing Agreement provides for an advance payment of $169,645.98 to be used to secure furniture and fixtures for the Company’s new office location in Irvine, California. Payments of approximately $5,300 (inclusive of imputed interest) are made monthly under the Financing Agreement. As of September 30, 2020, the Company has paid approximately $29,000. The Financing Agreement will mature on December 31, 2022.

The Company’s future commitments under the Financing Agreement as of September 30, 2020, are as follows:

Year (1)
2020 (remaining 3 months)	$16
2021	64
2022	60
Total financing debt	$140

(1) Not included in the future commitments table above are the monthly principal and interest payments of approximately $78,000 which would be due under the PPP loan if it is not forgiven by the SBA (See above Note 9).

10. Commitments and Contingencies

Employment Agreements

The Company has employment agreements and severance benefits agreements with certain key employees. A number of these agreements require severance payments and continuation of certain insurance benefits in the event of a termination of the employee’s employment by the Company without cause or by the employee for good reason (as defined is these agreements). Stock option agreements with some key employees provide for acceleration of vesting of stock options in the event of a change in control of the Company, upon termination of employment by the Company without cause or by the employee for good reason, or upon the employee’s death or disability.

Litigation

From time to time, the Company may be involved in litigation matters arising from the normal course of its business operations. Such litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially and adversely affect the Company’s business, results of operations, financial condition, earnings per share, cash flow and the trading price of its common stock.

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

Due to overall cumulative losses incurred in recent years, the Company maintained a valuation allowance against its deferred tax assets as of September 30, 2020 and December 31, 2019. The Company’s effective tax rate for the nine months ended September 30, 2020 differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of a valuation allowance recorded against the Company’s existing tax assets. The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.5 million as of September 30, 2020, all of which, if subsequently recognized, would have affected the Company’s tax rate.

As of September 30, 2020, and December 31, 2019, there were no accrued interest and penalties related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for nine months ended September 30, 2020 and 2019.

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

In response to the coronavirus pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (“NOL’s”) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020.

Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the nine months ended September 30, 2020, or to its net deferred tax assets as of September 30, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve significant risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Part I, Item 2 and Part II, Item 1A of this Quarterly Report on Form 10-Q, and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

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

We prepare our financial statements in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations may be affected. For a detailed discussion of the application of our critical accounting policies, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2019 Form 10-K. There have been no changes to our critical accounting policies since we filed our 2019 Form 10-K.

Overview

Total revenues in the first nine months of 2020 were $59.3 million compared to $87.3 million in the first nine months of 2019. The decline in total revenues resulted primarily from the result of a strategic shift made in Q1 2019 to prioritize gross profitability as opposed to the maximization of lead traffic and lead volume. Further contributing to the decline in total revenues was the impact of the coronavirus pandemic on vehicle sales.  Although our prior strategic focus often generated higher gross revenue, it was usually at lower gross margins that then resulted in lower overall levels of gross profit. As a part of our strategic decisions, we also shifted focus to our core leads, clicks and email products and services and away from non-core products and services, such as display advertising.  This shift further negatively impacted total revenues for the first nine months of 2020 as compared to the first nine months of 2019.  Generally lower retail leads sales levels resulting from retail dealer participation attrition in the retail dealer network that occurred throughout 2019 and parts of 2020 was an additional factor that contributed to lower total revenues during the first nine months of 2020.  As a result of the continued impact of the coronavirus pandemic on vehicle sales, we have continued to intentionally operate at lower levels of media spend to match projected industry selling rates, which provides a more accurate reflection of true consumer demand. This approach enabled us to better match Lead volume with lower dealership inventory that resulted from vehicle production reductions in the second quarter of 2020 and historically high used vehicle wholesale pricing. Dealers and consumers alike are still contending with broader macroeconomic uncertainty, and with this in mind, we will continue to provide the right mix of high-quality leads and click traffic to our customers by staying aligned with true auto supply and demand dynamics. Finally, the disruption from the January 2020 malware attack on the Company’s systems also negatively impacted total revenues during the nine months ended September 30, 2020.

As we continue to work with our traffic suppliers to optimize our search engine marketing (“SEM”) methodologies and further grow our high-quality traffic streams, we are also investing in and testing new traffic acquisition strategies and enhanced mobile consumer experiences. Further, we continue to invest in our pay per click approach, to improve the consumer experience of that product. We do not expect desktop and mobile display advertising to be a major area of focus for us in the future, as it represents a secondary, not primary, stream of revenue. With a more efficient traffic acquisition model emerging, our plan for 2020 and beyond is to grow impressions, improve conversion, improve retail dealer leads and clicks delivery rates, expand distribution, and increase retail dealer leads and clicks budget capacity. We believe that this focus, along with plans to develop new, innovative products to create a more efficient process for how active vehicle shoppers with a vehicle in mind can be matched with sellers that can meet the shoppers’ needs, will create opportunities for improved quality of delivery and strengthen our position for revenue growth.

Our lead and click generation products have historically operated with limited visibility due to short sales cycles and a high rate of customer churn as clients are able to join and leave our platform with limited notice. Our advertising business is also subject to seasonal trends, with the first and fourth quarters of the calendar year typically showing weaker financial performance due to industry seasonality. These factors have historically contributed to volatility in our revenues, cost of revenues, gross profit and gross profit margin. We anticipate these trends will continue throughout 2020 and 2021. There is also uncertainty regarding negotiations for the continuation of our lead supply relationship with one of larger Manufacturer customers and how this could adversely affect our financial performance for 2020 and into 2021.

Although we are not able at this time to provide any specific guidance regarding our full year 2020 financial performance with detail or accuracy, we do anticipate that cost of revenues will stabilize yielding improved levels of gross profit when compared to prior years, and higher gross margin for 2020, as compared to full year 2019. We anticipate that 2020 total revenues will be adversely impacted by (i) the effects of a strategic shift made in Q1 2019 to prioritize internal traffic acquisition processes on obtaining higher quality impressions that would yield increased gross profit margins, as opposed to a prior focus on raw lead volume; (ii) a decrease in lead traffic as well as lead volume; (iii) a decline in sales of our products and services; (iv) the costs and revenue impact associated with our efforts to optimize our clicks product; (v) the decision to shift our focus to our core leads, clicks and email products and services and away from non-core product and services, such as display advertising; (vi) the impact of the coronavirus pandemic on vehicle sales and on demand for our products and services; and (vii) the decision by one of our Manufacturer customers to terminate its wholesale leads and clicks program as we work to transition this Manufacturer’s retail dealers to our retail programs. During the first nine months of 2020, our cash used by operations decreased, a direct result of reducing our office footprint and eliminating certain positions beginning in late 2019. The cost reductions discussed below that were implemented in response to the coronavirus pandemic further contributed to this reduction in cash used by operations. Our plan is to improve our liquidity and balance sheet through non-dilutive measures, including use of available borrowings under the CNC Credit Agreement.

Beginning in 2020 and continuing as of the date of this Quarterly Report on Form 10-Q, the coronavirus pandemic has led to quarantines and stay-at-home/work-from-home orders and curfews in a number of countries, states, cities and regions and the closure or limited access to public and private offices, businesses and facilities, worldwide, causing widespread disruptions to travel, economic activity and financial markets. We are unable to predict the extent and duration of these disruptions, which could result in a national or global recession. The pandemic has led our Manufacturer and Dealer customers to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of consumers to visit automotive dealerships to purchase or lease vehicles and (iii) overall health, safety, and availability of their labor force. Manufacturers have also shut down assembly plants, adversely impacting inventories of new vehicles. Volatility in the financial markets, concerns about exposure to the novel coronavirus and governmental quarantines, stay-at-home/work-from-home orders, curfews, business closures, and employment furloughs and layoff have also adversely impacted consumer confidence and ability and willingness to visit dealerships and to purchase or lease vehicles. High unemployment and lower consumer confidence may continue after stay-at-home/work-from-home orders and business closures and curfews have ended. These disruptions have impacted the willingness or desire of our customers to acquire vehicle Leads or other digital marketing services from us. Vehicle sales have declined, and we are experiencing direct disruptions in our operations due to the overall health and safety of, and concerns for, our labor force and as a result of governmental “social distancing” programs, stringent office reopening guidance and procedures, changes in workers’ compensation laws, rules and regulations related to employees contracting the coronavirus; quarantines, travel restrictions and stay-at-home/work-from-home orders, leading to office closures, operating from employee homes and restrictions on our employees traveling to our various offices.

In April 2020, we implemented a series of cost actions in response to the coronavirus pandemic, including reduced executive and board compensation, reduced recruitment, travel, consulting and business-to-business marketing expenses, consolidation of various technology tools and products, and limited employee furloughs and staff reductions. We also reduced our overall lead and click generation efforts and corresponding costs to better align our volumes with industry demand and consumer intent to purchase a vehicle. We will continue to evaluate these and other cost reduction measures and explore all options available to us in order to minimize the impact of the pandemic on us. At this time, the eventual extent and magnitude of the disruptions caused by the outbreak on the automotive industry in general, and on us specifically, are not known, but vehicle sales have declined, and we continue to experience cancellations or suspensions of purchases of Leads and other digital marketing services by our customers, which materially and adversely affects our business, results of operations, financial condition, earnings per share, cash flow and the trading price of our common stock. In addition, resurgence of coronavirus cases has caused many state and local governments to re-impose, or impose additional, mitigation measures.

Results of Operations

 Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The following table sets forth certain statement of operations data for the three-month periods ended September 30, 2020 and 2019 (certain balances and calculations have been rounded for presentation):

	2020	% of Total Revenues	2019	% of Total Revenues	Change	% Change
(Dollar amounts in thousands)
Revenues:
Lead generation	$14,758	83%	$22,564	79%	$(7,806)	(35)%
Digital advertising	3,054	17	5,968	21	(2,914)	(49)
Other revenues	1	—	20	—	(19)	(95)
Total revenues	17,813	100	28,552	100	(10,739)	(38)
Cost of revenues	11,390	64	22,645	79	(11,255)	(50)
Gross profit	6,423	36	5,907	21	516	9
Operating expenses:
Sales and marketing	1,904	11	2,632	9	(728)	(28)
Technology support	1,451	8	1,819	6	(368)	(20)
General and administrative	3,110	17	2,112	7	998	47
Depreciation and amortization	225	1	1,200	4	(975)	(81)
Total operating expenses	6,690	37	7,763	27	(1,073)	(14)
Operating loss	(267)	(1)	(1,856)	(6)	1,589	(86)
Interest and other income (expense), net	(181)	(1)	117	—	(298)	NA
Loss before income tax provision	(448)	(2)	(1,739)	(6)	1,291	(74)
Income tax provision	—	—	—	—	—	—
Net loss	$(448)	(2)%	$(1,739)	(6)%	$1,291	(74)%

Lead Generation.  Lead generation revenues decreased $7.8 million, or 35%, in the third quarter of 2020 compared to the third quarter of 2019 primarily as a result of the impact of the coronavirus pandemic on vehicle sales. We also reduced our overall lead generation efforts starting in second quarter of 2020 to better align our volumes with industry demand and consumer intent to purchase a vehicle.

Digital Advertising. Advertising revenues decreased $2.9 million, or 49%, in the third quarter of 2020 compared to the third quarter of 2019 primarily as a result of a decrease in click revenue associated with decreased click volume. The decrease in click volume is attributed to the impact of the coronavirus pandemic and our internal decision to reduce overall click generation efforts to better align with industry demand.

Cost of Revenues.  Cost of revenues consists of purchase request and traffic acquisition costs and other cost of revenues. Purchase request and traffic acquisition costs consist of payments made to our third-party purchase request providers, including internet portals and online automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including search engine optimization activity, included on our websites; connectivity costs; development costs related to our websites; technology license fees; server equipment depreciation; and technology amortization directly related to the Company Websites. Cost of revenues decreased $11.3 million, or 50%, in the third quarter of 2020 compared to the third quarter of 2019 primarily due to decreased SEM, purchase request and traffic acquisition costs and a decrease in click publisher costs.

Gross Profit. Gross profit increased $0.5 million, or 9%, in the third quarter of 2020 compared to the third quarter of 2019. This was a direct result of prioritizing gross profitability as opposed to the maximization of lead traffic and lead volume. Further contributing to this increase was a reduction in cost of revenues primarily driven by a reduction in cost-per-click.

Sales and Marketing.  Sales and marketing expense include costs for developing our brand equity, personnel costs, and other costs associated with Dealer sales, website advertising, Dealer support, and bad debt expense. Sales and marketing expense in the third quarter of 2020 decreased $0.7 million, or 28%, compared to the third quarter of 2019 due primarily to a decrease in headcount coupled with a decrease in marketing expenses.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by us to enhance, manage, maintain, support, monitor and operate our websites and related technologies, and to operate our internal technology infrastructure. Technology support expense in the third quarter of 2020 decreased by $0.4 million, or 20%, compared to the third quarter of 2019 due primarily to lower headcount-related costs.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the third quarter of 2020 increased by $1.0 million, or 47%, from the third quarter of 2019 due primarily to the elimination in the third quarter of 2019 of certain discretionary compensation that was not incurred in 2019.

              Depreciation and Amortization.  Depreciation and amortization expense in the third quarter of 2020 decreased $1.0 million, or 81% from the third quarter of 2019 primarily due to assets that have been fully depreciated or removed from service as compared to the same period in the prior year.

 Interest and Other Income (Expense), Net.  Interest and other income (expense) was $0.2 million for the three months ended September 30, 2020 compared to $0.1 of income for the three months ended September 30, 2019 due primarily to a $0.3 million Repurchase Agreement we entered into with GoMoto, Inc. (“GoMoto”) on July 30, 2019 whereby GoMoto repurchased from us shares of GoMoto’s preferred stock. Interest expense also includes interest on outstanding borrowings and the amortization of debt issuance costs.

Income Taxes. Income tax expense was zero in the third quarter of 2020 and 2019, respectively.  Income tax expense for the third quarter of 2020 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following table sets forth certain statement of operations data for the nine-month periods ended September 30, 2020 and 2019 (certain balances and calculations have been rounded for presentation):

	2020	% of Total Revenues	2019	% of Total Revenues	Change	% Change
(Dollar amounts in thousands)
Revenues:
Lead generation	$47,481	80%	$69,953	80%	$(22,472)	(32)%
Digital advertising	11,822	20	17,278	20	(5,456)	(32)
Other revenues	15	—	67	—	(52)	(78)
Total revenues	59,318	100	87,298	100	(27,980)	(32)
Cost of revenues	41,498	70	70,249	80	(28,751)	(41)
Gross profit	17,820	30	17,049	20	771	5
Operating expenses:
Sales and marketing	6,062	10	8,450	10	(2,388)	(28)
Technology support	5,094	9	6,797	8	(1,703)	(25)
General and administrative	9,954	17	10,429	12	(475)	(5)
Depreciation and amortization	1,506	3	3,640	4	(2,134)	(59)
Total operating expenses	22,616	39	29,316	34	(6,700)	(23)
Operating loss	(4,796)	(9)	(12,267)	(14)	7,471	(61)
Interest and other income (expense), net	(1,087)	(2)	220	—	(1,307)	N/A
Loss before income tax provision	(5,883)	(11)	(12,047)	(14)	6,164	(51)
Income tax provision	—	—	5	—	(5)	(100)
Net loss	$(5,883)	(11)%	$(12,052)	(14)%	$6,169	(51)%

Lead Generation.  Lead generation revenues decreased $22.5 million, or 32%, in the first nine months of 2020 compared to the first nine months of 2019 primarily as a result of the impact of the coronavirus pandemic on vehicle sales. We also reduced our overall lead generation efforts starting in second quarter of 2020 to better align our volumes with industry demand and consumer intent to purchase a vehicle.

Digital Advertising. Advertising revenues decreased $5.5 million, or 32%, in the first nine months of 2020 compared to the first nine months of 2019 primarily a result of a decrease in click revenue associated with decreased click volume. The decrease in click volume is attributed to the impact of the coronavirus pandemic and our internal decision to reduce overall click generation efforts to better align with industry demand.

Cost of Revenues.  Cost of revenues decreased $28.8 million, or 41%, in the first nine months of 2020 compared to the first nine months of 2019 primarily due to decreased SEM, purchase requests, click publisher costs and other costs of revenues.

Gross Profit. Gross profit increased $0.8 million, or 5%, for the first nine months of 2020 compared to the first nine months of 2019. This was a direct result of prioritizing gross profitability as opposed to the maximization of lead traffic and lead volume. Further contributing to this increase was a reduction in cost of revenues primarily driven by a reduction in cost-per-click.

  Sales and Marketing.  Sales and marketing expense in the first nine months of 2020 decreased $2.4 million, or 28%, compared to the first nine months of 2019 due primarily to a decrease in headcount coupled with a decrease in marketing expenses.

Technology Support. Technology support expense in the first nine months of 2020 decreased by $1.7 million, or 25%, compared to the first nine months of 2019 due primarily to lower headcount related costs.

General and Administrative. General and administrative expense in the first nine months of 2020 decreased approximately $0.5 million, or 5%, from the first nine months of 2019 due primarily to the cost action initiatives taken in response to the coronavirus pandemic. These cost reductions include reductions in executive and board compensation, recruitment and travel-related expenses. Partially offsetting these decreases were increases in legal and consulting-related expenses.

Depreciation and Amortization.  Depreciation and amortization expense in the first nine months of 2020 decreased $2.1 million or 59%, compared to the first nine months of 2019. The decrease in depreciation and amortization expense was due primarily to assets that have been fully depreciated or removed from service.

Interest and Other Income, Net.  Interest and other income (expense) was $1.1 million of expense for the first nine months of 2020 compared to $0.2 million of income in the first nine months of 2019. Interest expense increased to $1.3 million for the first nine months of 2020 compared to $0.3 million in the first nine months of 2019, which is primarily due to the write-off of our deferred financing fees associated with the revolving line of credit under the PNC Credit Facility.

Income Taxes. Income tax expense was zero for the first nine months of 2020 compared to $5,000 for the first nine months of 2019.  Income tax expense for the first nine months of 2020 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$1,313	$(6,834)
Net cash used in investing activities	(396)	(1,080)
Net cash provided by financing activities	7,709	444

Our principal sources of liquidity are our cash and cash equivalent balances and borrowings under the CNC Credit Agreement.  Our cash and cash equivalents and restricted cash totaled $14.6 million as of September 30, 2020, compared to $5.9 million as of December 31, 2019. As of September 30, 2020, we had a net loss of $5.9 million for the nine-month period ended September 30, 2020. The net loss is primarily attributable to operating expenses of $22.6 million during the nine months ended September 30, 2020. Net cash provided by operations was $1.3 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $348.8 million and stockholders’ equity of $16.8 million.

 We have developed a strategic plan focused on improving operating performance in the future that includes modernizing and upgrading our technology and systems, pursuing business objectives and responding to business opportunities, developing new or improving existing products and services and enhancing operating infrastructure.

 Our objective is to achieve profitability in late 2020; however, there is no assurance that we will be able to achieve this objective. The CNC Credit Agreement discussed above coupled with the PPP Loan proceeds are expected to be used to continue to partially fund operations.

We believe that current cash reserves and operating cash flows will be enough to sustain operations for the next twelve months. If we are unsuccessful in meeting our objective to achieve profitability in late 2020, we may need to seek to satisfy our future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions; however, there is no assurance that we will be successful in satisfying our future cash needs to continue operations.

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

Net Cash Provided by (Used in) Operating Activities.

 2020.   Net cash provided by operating activities in the nine months ended September 30, 2020 of $1.3 million resulted primarily from depreciation and amortization of $3.0 million, a $2.2 million net decrease in net working capital, stock compensation expense of $1.5 million and other non-cash charges of $0.5 million. Partially offsetting this was a net loss of $5.9 million.

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

Net Cash Used in Investing Activities.

 2020.  Net cash used in investing activities was approximately $0.4 million in the nine months ended September 30, 2020 which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software.

2019.  Net cash used in investing activities was approximately $1.1 million in the nine months ended September 30, 2019 which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software offset by a gain on the sale of an investment.

Net Cash Provided by Financing Activities.

2020.  Net cash provided by financing activities of $7.7 million in the nine months ended September 30, 2019, primarily related to net borrowings of $10.0 million on our credit facility, a $1.4 million PPP note coupled with $0.1 million proceeds from the exercise of stock options, offset by a $3.7 million repayment on the PNC credit facility.

2019. Net cash provided by financing activities of $0.4 million in the nine months ended September 30, 2019, primarily related to net borrowings of $1.0 million ($46.7 million of total borrowings less $45.7 of total repayments within the period) on our credit facility, coupled with $0.4 million proceeds from the exercise of stock options, offset by a $1.0 million repayment of the AutoUSA Note.

Off-Balance Sheet Arrangements

At September 30, 2020, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

              As of September 30, 2020, we had cash and cash equivalents of $11.3 million and restricted cash of $3.3 million. For the nine months then ended, we had a net loss of $5.9 million and had net cash provided by operations of $1.3 million. As of September 30, 2020, we had an accumulated deficit of $348.8 million and stockholders’ equity of $16.8 million. Although we have developed a strategic plan with the objective to achieve profitability in late 2020, if we are unsuccessful in achieving this objective, we will need to seek to satisfy our future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions; however, there is no assurance that we will be successful in satisfying our future cash needs such that we will be able to continue operations.

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

Our future capital requirements will depend on many factors, including but not limited to, implementing new strategic plans, modernizing and upgrading our technology and systems, pursuing business objectives and responding to business opportunities, challenges or unforeseen circumstances, developing new or improving existing products or services, enhancing our operating infrastructure and acquiring complementary businesses and technologies. In addition, if we continue to experience losses and cannot comply with covenants in the CNC Credit Agreement or if our borrowing base limits are diminished, we may be unable to borrow sufficient funds under the CNC Credit Agreement to satisfy our future cash needs. Although we have developed a strategic plan with the objective to achieve profitability in late 2020, if our plans are unsuccessful, we will need to seek to satisfy our future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions; however, there is no assurance that we will be successful in satisfying our future cash needs such that we will be able to continue operations.

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

On April 16, 2020, we received a loan in the amount of approximately $1.38 million from PNC pursuant to the PPP administered by the Small Business Administration (“SBA”) under the CARES Act. The federal government has announced that it intends to scrutinize the “economic uncertainty” certifications made by companies in their PPP loan applications.  The federal government requires borrowers under the PPP to evaluate their funding alternatives in making their certifications. The SBA has made comments about publicly traded companies and subsidiaries of publicly traded companies as likely having alternative avenues of funding that make PPP loans unnecessary for these companies. In addition, the outstanding principal of the PPP loan will be reduced in the event the PPP Loan, or any portion thereof, is forgiven pursuant to the terms of the PPP. We applied for loan forgiveness on October 12, 2020. Although we believe that we are compliant with the “economic uncertainty” certification we made in connection with our PPP Loan and that we meet the requirements for forgiveness of the PPP loan, there can be no assurances given that upon an audit of our loan application, an adverse outcome, or the failure to meet the requirements for forgiveness, might result in our being required to repay the entire amount of the loan, which could materially and adversely impact our financial performance.

We depend on Manufacturers, through our third-party sales channel and direct-to-Manufacturer wholesale programs, for a significant amount of our revenues, and we may not be able to maintain or grow these relationships.

We depend on Manufacturers, through our third-party sales channel and direct-to-Manufacturer wholesale programs for a significant amount of our revenues. A decline in the level of advertising on our websites, reductions in advertising rates or any significant failure to develop additional sources of advertising would cause our advertising revenues to decline, which could have a material adverse effect on our financial performance. We periodically negotiate revisions to existing agreements and these revisions could decrease our wholesale program revenues in future periods. A number of our third-party sales channel agreements and Manufacturer agreements may be terminated at any time without cause or upon expiration of the current term of the agreement. We may not be able to maintain our relationships with sales channel third parties or Manufacturers on favorable terms or find alternative comparable relationships capable of replacing revenues on terms satisfactory to us. If we cannot do so, our revenues would decline, which could have a material adverse effect on our financial performance.

We are currently engaged in negotiations with one of our larger Manufacturer Lead customers regarding the terms of a new Lead supply agreement to be implemented when the current agreement expires at the end of November 2020. There can be no assurances given that the parties will be successful in entering into a new Lead supply agreement, or that a new Lead supply agreement would be on terms satisfactory to us. In the event the parties are unable to negotiate and enter into a new Lead supply agreement, we would look to transition retail dealers for this Manufacture to our retail Leads program (to the extent dealers are not already in our retail program) or to increase direct retail Lead sales to the retail dealers that are already in our retail Leads program. In the event that the parties are unable to negotiate a new Lead supply agreement or to negotiate a new Lead supply agreement on terms satisfactory to us, or if we are not able to mitigate the loss of this Manufacturer Lead supply relationship, our financial performance will likely be materially and adversely affected.

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

In early 2020 and continuing as of the date of this Quarterly Report on Form 10-Q, the outbreak of coronavirus has led to quarantines and stay-at-home/work-from-home orders in a number of countries, states, cities and regions and the closure or limited access to public and private offices, businesses and facilities, worldwide, causing widespread disruptions to travel, economic activity and financial markets. We are unable to predict the extent and duration of these disruptions, which could result in a national or global recession. The pandemic has led our Manufacturer and Dealer customers to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of consumers to visit automotive dealerships to purchase or lease vehicles, and (iii) overall health, safety and availability of their labor force. Manufacturers have also shut down assembly plants, adversely impacting inventories of new vehicles. Volatility in the financial markets, concerns about exposure to the virus, governmental quarantines, stay-at-home/work-from-home orders, business closures and employment furloughs and layoffs have also impacted consumer confidence and willingness to visit dealerships and to purchase or lease vehicles. High unemployment rates and lower consumer confidence may continue even after stay-at-home/work-from-home orders and business closures have ended. These disruptions have impacted the willingness or desire of our customers to acquire vehicle Leads or other digital marketing services from us. We are also experiencing direct disruptions in our operations due to the overall health and safety of, and concerns for, our labor force and as a result of governmental “social distancing” programs, quarantines, travel restrictions and stay-at-home/work-from-home orders, leading to office closures, operating from employee homes and restrictions on our employees traveling to our various offices. In April 2020, we implemented a series of cost actions in response to the coronavirus pandemic, including reduced executive and board compensation during the three-months ended June 30, 2020, reduced recruitment, travel, consulting and business-to-business marketing expenses, consolidation of various technology tools and products, and limited employee furloughs and staff reductions. We also started reducing our overall lead and click generation efforts and corresponding costs to better align our volumes with industry demand and consumer intent to purchase a vehicle. We will continue to evaluate these and other cost reduction measures and explore all options available to us in order to minimize the impact of the pandemic on us.

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

3.1
Seventh Amended and Restated Certificate of Incorporation of AutoWeb, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2020 (SEC File No. 001-34761).

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

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1††	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
††
Furnished with this report. The information in this exhibit will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AutoWeb, Inc.

Date: November 5, 2020	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2020	By:	/s/ Cheray Duran
Cheray Duran
Corporate Controller
(Principal Accounting Officer)