Form 10-K
period 2020-12-31
AutoWeb, Inc.
filed 2021-03-11
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

Based on the closing sale price of $1.29 for our common stock on The Nasdaq Capital Market on June 30, 2020, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $11 million.

As of March 8, 2021, there were 13,169,204 shares of our common stock outstanding.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2021 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AutoWeb, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Our consumer-facing automotive websites (“Company Websites”) provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Leads”). Leads are internally-generated from our Company Websites (“Internally Generated Leads”) or acquired from third parties (“Non-Internally Generated Leads”) that generate Leads from their websites (“Non-Company Websites”). Our click traffic referral program provides consumers who are shopping for vehicles online with targeted offers based on make, model and geographic location. As these consumers conduct online research on our Company Websites or on the site of one of our network of automotive publishers, they are presented with relevant offers on a timely basis and, upon the consumer clicking on the displayed advertisement, are sent to the appropriate website location of one of our Dealer, Manufacturer or advertising customers.

Products and Services

We sell Internally Generated Leads and Non-Internally Generated Leads directly to Dealers and indirectly to Dealers through a wholesale market consisting of Manufacturers and other third parties in the automotive Lead distribution industry.  The click traffic program links consumers to Dealers and Manufacturer websites when the consumers click on advertisements on Company Websites as well as websites operated by third parties that have contracted with the Company as publishers under the click traffic program. In addition to our Leads and click traffic programs, we also offer Dealers and Manufacturers other products and services, including WebLeads+ and Payment Pro®, to assist them in capturing online, in-market customers and selling more vehicles by improving conversion of Leads to sale transactions.

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

Dealers participating in our new vehicle Leads program are provided with iControl ®, our proprietary technology that allows Dealers many options to filter and control the volume and source of their Leads. iControl can be controlled at the dealership (or by a representative of AutoWeb on behalf of the dealership), at the Dealer group level from a web-based, easy-to-use console that makes it quick and simple for dealerships to change their Lead acquisition strategy to adjust for inventory conditions at their dealerships and broader industry patterns (such as changes in gas prices or changes in consumer demand). From the console, dealerships can easily contract or expand territories and increase, restrict or block specific models and Lead web sources, making it much easier to target inventory challenges and focus marketing resources more efficiently.

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

Dealers participate in our retail new vehicle Lead program by entering into contracts directly with us or through major Dealer groups. Generally, our Dealer contracts may be terminated by either party on 30 days’ notice and are non-exclusive. The majority of our retail new vehicle Lead revenues consists of either a monthly subscription or a per-Lead generation paid by Dealers in our network. We reserve the right to adjust our fees to Dealers upon 30 days’ prior notice at any time during the term of the contract. Manufacturers (directly or through their marketing agencies) and other third parties participate in our wholesale new vehicle Lead programs generally by entering into agreements where either party has the right to terminate upon prior notice, with the length of time for the notice varying by contract. Revenues from retail new vehicle Leads accounted for approximately 17%, 17% and 18% of total revenues in 2020, 2019 and 2018, respectively. Revenues from wholesale Leads accounted for approximately 58%, 57% and 52% of total revenues in 2020, 2019 and 2018, respectively.

Used Vehicle Leads Program. Our used vehicle Lead program allows consumers to search for used vehicles according to specific search parameters, such as the price, make, model, mileage, year and location of the vehicle. The consumer is able to locate and display the description, price and, if available, digital images of vehicles that satisfy the consumer’s search parameters.  The consumer can then submit a Lead for additional information regarding a vehicle that we then deliver to the Dealer offering the vehicle. In addition to sending Leads directly to Dealers through our Lead delivery system, consumers may choose to contact the Dealer using a toll-free number posted next to the vehicle search results. We charge each Dealer that participates in the used vehicle Leads program a monthly subscription or per Lead fee.  Revenues from used vehicle Leads accounted for 4%, 5% and 7% of total revenues in 2020, 2019 and 2018, respectively.

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

Payment Pro®.  Payment Pro® is a Dealer website conversion tool based on a third-party product that offers consumers real-time online monthly payment information based on an instant evaluation process.  The payments are based on the consumer’s credit, the actual vehicle being researched, and the Dealer finance rates without requiring the consumer to provide personal information, such as date of birth or social security number. The Lead goes directly into the Dealer’s management tool so that a salesperson can promptly address the consumer’s inquiry.

Advertising Programs

Our Company Websites attract an audience of prospective automotive buyers that advertisers can target through display advertising. A primary way advertisers use our Company Websites to reach consumers is through vehicle content targeting. This allows automotive marketers to reach consumers while they are researching one of our automotive segments such as mini-vans or SUVs and offers Manufacturers sponsorship opportunities to assist in their efforts both in terms of customer retention and conquest strategies. Our Company Websites also offer Manufacturers the opportunity to feature their makes and models within highly contextual content. Through their advertising placements, Manufacturers can direct consumers to their respective websites for further information. We believe this transfer of focused, interested consumers to Manufacturer sites is the most significant action measured by Manufacturers in evaluating our performance and value for the Manufacturer’s marketing programs. Through our agreement with a third party, the third party sells our fixed placement advertising across our Company Websites to automotive advertisers. We also offer a direct marketing platform that enables Manufacturers to selectively target in-market consumers during the often-extended vehicle shopping process. Designed to keep a specific automotive brand in consideration, our direct marketing programs allow automotive marketers to deliver specific communication through either email or direct mail formats to in-market consumers during their purchase cycle.

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

Advertising revenues, including direct marketing, accounted for 20%, 20% and 22% of total revenues in 2020, 2019 and 2018, respectively.

Strategy

Our goal is to garner a larger and more profitable share of the billions of dollars spent annually by Dealers and Manufacturers on automotive marketing services.  We plan to achieve this objective through the following principal strategies:

Increasing the Supply of High-Quality Leads. High-quality Leads are those Leads that result in high transaction (i.e., vehicle acquisition) closing rates for our Dealer customers.  Internally Generated Leads are generally higher quality than Non-Internally Generated Leads and increase the overall quality of our Lead portfolio. Non-Internally Generated Leads are of varying quality depending on the source of these Leads. We plan to increase the supply of high-quality Leads generated to sell to our customers primarily by:

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

o Continuing to enhance the quality and user experience of our Company Websites.  We continuously make enhancements to our Company Websites, including enhancements of the design and functionality of our Company Websites as well as adding new and compelling features for consumers to engage with.  These enhancements are intended to position our Company Websites as comprehensive best in class destinations for automotive purchase research by consumers. By doing so, we believe we will increase the volume of our Internally Generated Leads.

●
Increasing the conversion rate of visitors to Leads on our Company Websites.  Through increased and optimized SEO and SEM activities and significant content, tools and user interface enhancements to our websites, we believe we will be able to increase the number of website visits and improve website “engagement,” and thereby increase the conversion of page views into Leads.  We believe that an increased conversion rate of page views into Leads could result in higher revenue per visitor.

●
Relationships with Suppliers of High-Quality, Non-Internally Generated Leads. We plan to continue to develop and maintain strong relationships with suppliers of Non-Internally Generated Leads that consistently provide high-quality Leads.

Increasing Leads Sales to our Customers. Our principal source of revenue comes from sales of Leads to our retail and wholesale Lead customers. Our goal is to increase sales of Leads to our customers primarily by:

●           Increasing Lead Sales to Dealers. Sales of Leads to our Dealer network constitute a significant source of our revenues.  During 2020, we continued to focus our Dealer acquisition and retention strategies on dealerships to which we could deliver a higher percentage of our Internally Generated Leads.  We believe this will result in increased vehicle sales for our Dealers and ultimately stronger relationships with us because, based on our evaluation of the performance data and information discussed above, we believe our Internally Generated Leads are of high quality. Our goal is to increase the number of Leads sold to our retail Dealer customers by:

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

●           Increasing Lead Sales to Wholesale Customers.  We currently have agreements to sell Leads to most Manufacturer Lead programs.  We intend to continue to demonstrate the value of third-party leads to Manufacturers by utilizing close rate and cross sell data that demonstrate that third-party leads result in incremental sales for the Manufacturers.  Our intention is to increase revenue by having Manufacturers enhance business rules, program capacity, pricing and coverage so that each Manufacturer can purchase more of our Internally Generated Leads.

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

We believe that Manufacturers and Dealers will see the measurable attribution from this click traffic and will reallocate marketing spend from traditional channels into this emerging medium. We also plan to grow the size of this addressable marketplace by adding high-quality and high-volume automotive publishers to our network, by targeting in-market consumers on a variety of social media platforms and by continuing to optimize this advertising platform on our consumer-facing websites. In addition, we believe that the flexibility of our solution combined with high-quality traffic with automotive purchase intent may allow us to grow our click advertiser base as the level of attribution from this product is understood by advertising partners.

Display Advertising Revenues.  As traffic to, and time spent on, our Company Websites by consumers increases, we will seek to increase our advertising revenues.  Through our agreement with a third party, we benefit from the third party’s relationships with major automotive Manufacturers and/or the third party’s advertising agencies by increasing revenues for our traditional display advertising.

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

Seasonality

Our quarterly revenues and operating results have fluctuated in the past and may fluctuate in the future due to various factors, including consumer buying trends, changing economic conditions, Manufacturer incentive programs and actual or threatened severe weather events.   Lead volume is typically highest in summer (third quarter) and winter (first quarter) months, followed by spring (second quarter) and fall (fourth quarter) months. Historical seasonality trends have been and may continue to be impacted by externalities such as pandemics.

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

Competition

In the automotive-related digital marketing services marketplace we compete for Dealer and Manufacturer customers.  Competition with respect to our core Lead referral programs continued to be impacted by changing industry conditions in 2020. We continue to compete with several companies that maintain business models similar to ours, some with greater resources. In addition, competition has increased from larger competitors that traditionally have competed only in the used vehicle market.  Dealers continue to invest in their proprietary websites and traffic acquisition activities, and we expect this trend to continue as Dealers strive to own and control more Lead generating assets under their captive brands.  Additionally, all major Manufacturers that market their vehicles in the U.S. have their own websites that market their vehicles direct to consumers and generate Leads for delivery direct to the Manufacturers’ Dealers. We compete based on quality of our Leads and pricing.

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

In the display advertising marketplace, we compete with major internet portals, transaction-based websites, automotive related companies, numerous lifestyle websites and emerging entrants in the relatively new automotive click revenue medium. According to Emarketer forecasts, the top two digital advertising platforms in the U.S. are Google and Facebook, which Emarketer expects to maintain their dominant hold on digital advertising dollars. We also compete with traditional marketing channels such as print, radio, and television.

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

 Customers

We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with Carat Detroit (General Motors), Ford Direct, Urban Science Applications (which represents several Manufacturer programs) and Autodata Solutions. During 2020, approximately 46% of our total revenues were derived from these four customers, and approximately 62% or $8.6 million of gross accounts receivable related to these four customers at December 31, 2020.  Carat Detroit accounted for 12% and 19% of total revenues and accounts receivable, respectively, as of December 31, 2020. Ford Direct accounted for 11% and 16% of total revenues and accounts receivable, respectively, as of December 31, 2020. Urban Science Applications accounted for 12% and 15% of total revenues and accounts receivable, respectively, as of December 31, 2020. Autodata Solutions accounted for 11% and 12% of total revenues and accounts receivable, respectively, as of December 31, 2020.

Operations and Technology

We believe that our future success is significantly dependent upon our ability to provide high-performance, reliable, and comprehensive websites, advertising systems; enhance consumer and Dealer product and service offerings; maintain the highest levels of information privacy; and ensure transactional security. Our Company Websites and advertising systems are hosted at secure third-party data center facilities and public cloud providers. These data centers and public cloud systems utilize redundant power infrastructure, redundant network connectivity, multiple locations, distributed services, fire detection and suppression systems and security systems to prevent unauthorized access and to provide high availability of their services, upon which our technology is built, deployed and operated. Our network and computer systems are built on industry standard technology. However, our websites and information technology systems are susceptible to outages and interruptions, such as occurred as a result of a malware attack in January 2020. For additional information regarding risks related to our information technology, see Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

Employees

As of March 8, 2021, we had 149 employees.

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

Risks Associated with our Business Operations and Industry

We may be unable to increase Lead revenues and could continue to suffer declining revenues due to Dealer attrition.

We predominately derive our Lead revenues from Lead generation paid by Dealers and Manufacturers participating in our Lead programs. Our Lead generation decreased $29.6 million, or 33%, in 2020 compared to 2019. Our ability to increase revenues from sales of Leads is dependent on a mix of interrelated factors that include increasing Lead revenues by attracting and retaining Dealers and Manufacturers and increasing the number of high-quality Leads we sell to Dealers and Manufacturers. We are also focused on higher revenue Dealers that are more cost-effective to support. Our sales strategy is intended to result in more profitable relationships with our Dealers both in terms of cost to supply Leads and to support the Dealers. Dealer churn impacts our revenues, and if our sales strategy does not mitigate the loss in revenues by maintaining the overall number of Leads sold by increasing sales to other Dealers or Manufacturers while maintaining the overall margins we receive from the Leads sold, our revenues will decrease. We cannot provide any assurances that we will be able to increase Lead generation revenues, prevent Dealer attrition or offset the revenues lost due to Dealer attrition by other means, and our failure to do so could materially and adversely affect our financial performance.

We may lose customers or quality Lead suppliers to our competitors.

Our ability to provide increased numbers of high-quality Leads to our customers is dependent on increasing the number of Internally Generated Leads and acquiring high-quality Non-Internally Generated Leads from third parties. Originating Internally Generated Leads is dependent on our ability to increase consumer traffic to our Company Websites by providing secure and easy to use websites with relevant and quality content for consumers and increasing visibility of our brands to consumers and by our SEM activities. We compete for Dealer and Manufacturer customers and for acquisition of Non-Internally Generated Leads with companies that maintain automotive Lead referral businesses that are very similar to ours. Many of these competitors are larger than us and have greater financial resources than we have. If we lose customers or quality Lead supply volume to our competitors, or if our pricing or cost to acquire Leads is impacted, our financial performance will be materially and adversely affected.

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

We use Google to generate a significant portion of the traffic to our websites, and, to a lesser extent, we use other search engines and meta-search websites to generate traffic to our websites, principally through pay-per-click advertising campaigns. The pricing and operating dynamics on these search engines can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic that determines the placement and display of results of a consumer's search, such that the placement of links to our websites can be negatively affected and our costs to improve or maintain our placement in search results can increase. Our ability to continue to use Google could be impacted as a result of the Company’s credit position. Our financial performance would be materially and adversely affected if we were no longer able to use Google for generation of traffic to our websites.

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

Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control could damage our facilities or the facilities of third parties on which we depend and could impact consumer spending.

If any of our facilities or the facilities of our third-party service providers, dealers or partners are affected by natural disasters, such as earthquakes, tsunamis, wildfires, power shortages, floods, public health crises (such as pandemics and epidemics), political crises (such as terrorism, insurrection, war, political instability or other conflict) or other events outside our control, including a cyberattack, our critical business or IT systems could be destroyed or disrupted and our ability to conduct normal business operations, and our financial performance, could be materially and adversely affected. Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our financial performance.

In early 2020 and continuing as of the date of this Annual Report on Form 10-K, the outbreak of coronavirus has led to quarantines and stay-at-home/work-from-home orders in a number of countries, states, cities and regions and the closure or limited access to public and private offices, businesses and facilities, worldwide, causing widespread disruptions to travel, economic activity and financial markets. We are unable to predict the extent and duration of these disruptions, which could result in a national or global recession. The pandemic has led our Manufacturer and Dealer customers to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of consumers to visit automotive dealerships to purchase or lease vehicles, and (iii) overall health, safety and availability of their labor force. Manufacturers have also shut down assembly plants, adversely impacting inventories of new vehicles. Volatility in the financial markets, concerns about exposure to the virus, governmental quarantines, stay-at-home/work-from-home orders, business closures and employment furloughs and layoffs have also impacted consumer confidence and willingness to visit dealerships and to purchase or lease vehicles. High unemployment rates and lower consumer confidence may continue even after stay-at-home/work-from-home orders and business closures have ended. These disruptions have impacted the willingness or desire of our customers to acquire vehicle Leads or other digital marketing services from us. We are also experiencing direct disruptions in our operations due to the overall health and safety of, and concerns for, our labor force and as a result of governmental “social distancing” programs, quarantines, travel restrictions and stay-at-home/work-from-home orders, leading to office closures, operating from employee homes and restrictions on our employees traveling to our various offices. In April 2020, we implemented a series of cost actions in response to the coronavirus pandemic, including reduced executive and board compensation during the three-months ended June 30, 2020, reduced recruitment, travel, consulting and business-to-business marketing expenses, consolidation of various technology tools and products, and limited employee furloughs and staff reductions. We also started reducing our overall lead and click generation efforts and corresponding costs to better align our volumes with industry demand and consumer intent to purchase a vehicle. We will continue to evaluate these and other cost reduction measures and explore all options available to us in order to minimize the impact of the pandemic on us.

At this time, the eventual extent and magnitude of the disruptions caused by the pandemic on the automotive industry in general are not known, but vehicle sales have declined, and we continue to experience cancellations or suspensions of purchases of Leads and other digital marketing services by our customers, which materially and adversely affects our financial performance.

The long-and-short-term effects of the pandemic on our business and financial condition are unknown, difficult to predict and will depend upon many factors, including the severity and duration of the pandemic, the duration of existing and future shelter-in-place and other governmental mandates and guidance, the efficacy and availability of vaccines and other treatments, the extent to which new virus strains emerge and spread, and the health of our employees.

If we lose our key personnel or are unable to attract, train and retain additional highly qualified sales, marketing, managerial and technical personnel, our business may suffer.

Our future success depends on our ability to identify, hire, train and retain highly-qualified executive, sales, marketing, managerial and technical personnel. In addition, as we introduce new services, we may need to hire additional personnel. We may not be able to attract, assimilate or retain such personnel in the future. The inability to attract and retain the necessary highly qualified executive, managerial, technical, sales and marketing personnel could have a material adverse effect on our financial performance.

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

Technology Risks

Our business is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenues will decrease. Our financial performance may be materially and adversely affected by material investments in technology. The internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies, including mobile internet applications, and the emergence of new industry standards and practices that could render our existing websites and technology obsolete. These market characteristics are intensified by the evolving nature of the market and the fact that many companies are expected to introduce new internet products and services in the near future. If we are unable to adapt to changing technologies, our financial performance could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our websites, mobile applications and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our websites or other proprietary technology to customer requirements or to emerging industry standards. In addition, our financial performance could be materially and adversely affected by material investments in technology in order to keep pace with technological advances.

Interruptions or failures in our information technology platforms, communication systems or security systems could materially and adversely affect our financial performance. Our information technology and communications systems are susceptible to outages and interruptions due to fire, flood, earthquake, power loss, telecommunications failures, cyberattacks, terrorist attacks, technology operations and development failures, failure of redundant systems and disaster recovery plans and similar events. Such outages and interruptions could damage our reputation and materially and adversely impact our financial performance. Despite our network security measures, our information technology platforms are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage, insider threats and similar disruptions from unauthorized tampering, as well as coordinated denial-of-service attacks. We do not have multiple site capacity for all of our services. In the event of delays or disruptions to services we rely on third-party providers to perform disaster recovery planning and services on our behalf. We are vulnerable to extended failures to the extent that planning and services are not adequate to meet our continued technology platform, communication or security systems’ needs. We rely on third-party providers for our primary and secondary internet connections. Our co-location service and public cloud services that provide infrastructure and platform services, environmental and power support for our technology platforms, communication systems and security systems are received from third-party providers. We have little or no control over these third-party providers. Any disruption of the services they provide us or any failure of these third-party providers to effectively design and implement sufficient security systems or plan for increases in capacity could, in turn, cause delays or disruptions in our services. We are insured for some, but not all, of these events. Even for those events for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all losses we might incur or experience. We have recently conducted evaluations of our technology and business systems, and based on these evaluations, we believe that our technology infrastructure, our accounting and business systems and disaster recovery procedures are in need of upgrades and replacements. Failure to implement these updates and upgrades could result in systems failures, inability to promptly recover from system failures, and data security risks. We anticipate incurring significant expenses in upgrading and replacing technology infrastructure and business systems over the next three years. Our financial performance may be materially and adversely affected by material investments in new technology infrastructure and business systems.

We are dependent upon third parties for certain support services and should they fail to perform, our financial performance could be materially and adversely affected.

We rely on various third parties from which we acquire Leads, clicks, or consumer traffic for resale to our customers and to provide certain support services. Should a third party fail to perform or perform adequately, our financial performance could be materially and adversely affected.

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

We may acquire other businesses, products or technologies, which could divert our management’s attention from our business, disrupt our operations and materially and adversely impact our financial performance.

As part of our strategy to grow our business, we evaluate whether to acquire other businesses, products or technologies that we believe will complement or enhance our existing business rather than develop these internally. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or to complete identified acquisitions. The integration of acquisitions requires significant time and resources, and we may not manage these processes successfully. We cannot provide any assurances that any completed acquisitions will be successful.

In order to complete acquisitions, we may issue common stock or securities convertible into or exercisable for common stock, potentially creating dilution for existing stockholders. Issuance of equity securities may also restrict utilization of net operating loss carryforwards because of an annual limitation due to ownership change limitations under the Internal Revenue Code. We may also borrow to finance acquisitions, and the amount and terms of any potential future acquisition-related or other borrowings may not be favorable to the Company and could affect our financial performance. An announced acquisition transaction may not close timely or at all, which may cause our financial performance to differ from expectations in a given period.

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
●
We may be required to make substantial investments of resources to support our acquisitions, which would result in significant ongoing operating expenses and could divert resources and management attention from other areas of our business;
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
●
The failure to further our strategic objectives through acquisitions may require us to expend additional resources to develop products, services and technology internally;
●
Acquisitions may lead to litigation that can be costly to defend or settle, even if no actual liability exists;

●
Integrations of acquisitions are often complex, time consuming and expensive, and if acquisitions are not successfully integrated, they could materially and adversely affect our financial performance. The challenges involved with integration of acquisitions include:
o
Diversion of management attention to assimilating the acquired business from other business operations and concerns;
o
Integration of the acquired business’s accounting, management information, human resources, legal and other administrative systems into our systems;
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
o
Coordinating and combining administrative, manufacturing, technology, research and development, sales and marketing and other operations, subsidiaries, facilities and relationships;
o
Transition of the acquired business’s users to our websites and mobile applications;
o
Transition of customers to our products and services and our contracts;
o
Risks associated with the businesses, products or technologies we acquired, which may differ from or be more significant than the risks our business faces;
o
Liability for the activities, products or services of the business we acquired, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
o
Litigation or other claims in connection with the business, product or technology we acquired, including claims from terminated employees, consumers, former stockholders or other third parties; and
o
The need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies.

Financial, Accounting and Liquidity Risks

Concentration of credit risk and risks due to significant customers could materially and adversely affect our financial performance.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are primarily maintained with one financial institution in the United States. Deposits held by banks exceed the amount of insurance provided for such deposits. Generally, these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to Dealers and Manufacturers. We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with Carat Detroit (General Motors), Ford Direct, Urban Science Applications (which represents several Manufacturer programs) and Autodata Solutions. During 2020, approximately 46% of our total revenues were derived from these four customers, and approximately 62% or $8.6 million of gross accounts receivable related to these four customers at December 31, 2020.  No collateral is required to support our accounts receivables, and we maintain an allowance for bad debts for potential credit losses. If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with their services, additional estimated allowances for bad debts and customer credits may be required, and the adverse impact on our financial performance could be material.

If we are unable to generate positive cash flows, we may not be able to continue operations unless we are able to obtain additional cash through private or public sales of securities, debt financings or partnering/licensing transactions.

As of December 31, 2020, we had cash and cash equivalents of $10.8 million and restricted cash of $4.3 million. For the year ended December 31, 2020, we had a net loss of $6.8 million and had net cash provided by operations of $1.9 million. As of December 31, 2020, we had an accumulated deficit of $349.8 million and stockholders’ equity of $16.3 million. Although we have developed a strategic plan with the objective to achieve cash generation as a business, if we are unsuccessful in achieving this objective, we may need to seek to satisfy our future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions; however, there is no assurance that we will be successful in satisfying our future cash needs such that we will be able to continue operations. If we continue to experience losses and cannot comply with the covenants in the CNC Credit Agreement or if our borrowing base limits are diminished, we may not be able to borrow sufficient funds under CNC Credit Agreement to satisfy our future cash needs.

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

Our future capital requirements will depend on many factors, including but not limited to, implementing new strategic plans, modernizing and upgrading our technology and systems, pursuing business objectives and responding to business opportunities, challenges or unforeseen circumstances, developing new or improving existing products or services, enhancing our operating infrastructure and acquiring complementary businesses and technologies. In addition, if we continue to experience losses and cannot comply with covenants in the CNC Credit Agreement or if our borrowing base limits are diminished, we may be unable to borrow sufficient funds under the CNC Credit Agreement to satisfy our future cash needs. Although we have developed a strategic plan with the objective to achieve cash generation as a business, if our plans are unsuccessful, we may need to seek to satisfy our future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions; however, there is no assurance that we will be successful in satisfying our future cash needs such that we will be able to continue operations.

We will require additional capital to implement new strategic plans, modernize and upgrade our technology and systems, pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to develop new products or services, improve existing products and services, enhance our operating infrastructure and acquire complementary businesses and technologies. As a result, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If capital is not available to us, or is not available to us on favorable terms, our financial performance could be materially and adversely affected.

The CNC Credit Agreement contains restrictive covenants that may make it more difficult for us to obtain additional capital, as could any additional debt financing that we may secure in the future that could involve additional restrictive covenants. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to implement new strategic plans, modernize and upgrade our technology and systems, pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our financial performance could be materially and adversely affected. The CNC Credit Agreement expires in March 2023.

If our internal controls and procedures fail, our financial condition, results of operations and cash flow could be materially and adversely affected.

Pursuant to the Sarbanes-Oxley Act, management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal controls over financial reporting are processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As a smaller reporting company (as defined by the SEC), we are not required to obtain a separate attestation of our internal control over financial reporting from our independent auditors. Our ability to report our financial results on a timely and accurate basis could be adversely affected by a failure in our internal control over financial reporting. If our financial statements are not fairly presented, investors may not have an accurate understanding of our operating results and financial condition. If our financial statements are not timely filed with the SEC, we could be delisted from The Nasdaq Capital Market. If either or both of these events occur, it could have a material adverse effect on our ability to operate our business and the market price of our common stock. In addition, a failure in our internal control over financial reporting could materially and adversely affect our financial performance.

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

Personal Information and Data Security and Privacy Risks

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

The failure to comply with privacy laws could materially and adversely impact our financial performance.

Various laws, rules and regulations govern the collection, use, retention, sale, disclosure, sharing and security of data and personal information that we receive from consumers, customers, advertisers and Lead referral and advertising affiliates. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use, retention, sale, disclosure, sharing and security of user data and personal information. Any failure, or perceived failure, by us to comply with our posted privacy policies, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others. Further, failure or perceived failure by us to comply with our policies, applicable requirements or industry self-regulatory principles related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of consumers, customers, advertisers or Lead referral and advertising affiliates. We cannot predict whether new legislation or regulations concerning data privacy and retention issues related to our business will be adopted, or if adopted, whether they could impose requirements that may result in a decrease in our Lead referrals and materially and adversely affect our financial performance. Proposals that have or are currently being considered include restrictions relating to the collection and use of data and information obtained through the tracking of internet use, including the possible implementation of a “Do Not Track” list, that would allow internet users to opt-out of such tracking. Other proposals include enhanced rights for consumers to obtain information regarding the sharing or sale of their personal information and rights to opt-out or prevent the sharing or sale of their personal information to third parties, similar to the European Union’s General Data Protection Regulation. The State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective January 1, 2020, and includes significant new personal information privacy rights for consumers, including rights to know about the personal information collected and sold by a business, have a consumer’s personal information deleted, and to opt-out of any sales of the consumer’s personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In addition, in November 2020, voters in California approved Proposition 24, which enacted the California Privacy Rights Act of 2020. This act includes various amendments to the CCPA and expansion of rights thereunder and creates a new California Privacy Protection Agency with full administrative power, authority and jurisdiction to implement and enforce the CCPA. Other states have enacted data privacy legislation and other states may do so in the future. Compliance with these laws, could have a material and adverse effect on our financial performance. The CCPA, as amended, and regulations promulgated thereunder may increase our compliance costs and potential liability. Modifications to our data processing practices and policies, products and consumer experience that we have made to comply with the California Privacy Act and similar legislation, or that we may be required to make in the future as a result of the continuing changes to the requirements under that legislation or similar future legislation, may materially negatively impact our financial performance.

Risks associated with telemarketing and advertising.

We and our third-party Lead suppliers are subject to various federal and state laws, rules, regulations and orders regarding telemarketing and privacy, including restrictions on the use of unsolicited emails and restrictions on marketing activities conducted through the use of telephonic communications (including text messaging to mobile telephones). Our financial performance could be materially and adversely affected by newly-adopted or amended laws, rules, regulations and orders relating to telemarketing and increased enforcement of such laws, rules, regulations or orders by governmental agencies or by private litigants. The regulations adopted by the Federal Communications Commission under the Telephone Consumer Protection Act (“TCPA”) require the prior express written consent of the called party before a caller can initiate telemarketing calls (i) to wireless numbers (including text messaging) using an automatic telephone dialing system or an artificial or prerecorded voice; or (ii) to residential lines using an artificial or prerecorded voice. Failure to comply with the TCPA can result in significant penalties, including statutory damages. We may become subject to lawsuits (including class-action lawsuits) alleging that our business violated the TCPA. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Such litigation, even if not meritorious, could result in substantial costs and diversion of management attention and an adverse outcome could materially and adversely affect our financial performance. Our efforts to comply with these regulations may negatively affect conversion rates of Leads, and thus, our revenue or profitability.

Data security risks.

A significant issue for online businesses like ours is the secure transmission of confidential and personal information over public networks. Concerns over the security of transactions conducted on the internet, consumer identity theft and user privacy issues have been significant issues impacting the growth in consumer use of the internet, online advertising and e-commerce. Despite our implementation of security detection, prevention and monitoring measures, our computer systems or those of our vendors are susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. For example, in early 2020 we discovered that our network was impacted by malware that encrypted servers on most systems and disrupted consumer and customer access to many of our services, although we did not discover any evidence that caused us to conclude that there has been any unauthorized access to or acquisition of any consumer personal information or customer confidential information. In addition, consumers may experience losses of personally identifiable information as a result of corporate identity theft. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. Any perceived or actual unauthorized disclosure of personally identifiable information that we collect or store, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers or Lead or traffic suppliers. If consumers experience identity theft related to personally identifiable information we collect or store, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that unauthorized disclosure of personally identifiable information or corporate identity theft gives rise to reluctance to use our websites or to supply us leads or traffic, or a decline in consumer confidence in financial transactions over the internet, our business could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information, including states that have enacted laws requiring companies to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of online services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by those breaches. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, and we may need to expend significant resources in protecting against or remediating security breaches and cyberattacks.

We are insured for some, but not all, of the foregoing risks. Even for those risks for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all costs, liabilities or losses we might incur or experience.

Online fraud and scams.

Internet fraud has been increasing over the past few years, and we have experienced fraudulent use of our name and trademarks on websites in connection with the purported sale of vehicles offered on third-party websites, with payments to be handled through an online escrow service purported to be owned and operated by us. These fraudulent online transactions and scams, should they continue to increase in prevalence, could affect our reputation with consumers and give rise to claims by consumers for funds transferred to the fraudulent accounts, which could materially and adversely affect our financial performance.

Anti-spam laws, rules, and regulations.

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

Risks Associated with Regulatory Laws

Uncertainty exists in the application of various laws and regulations to our business. New laws or regulations applicable to our business, or expansion or interpretation of existing laws and regulations to apply to our business, could subject us to licensing, claims, judgments and remedies, including civil and criminal penalties and limitations on our business practices, and could increase administrative costs or materially and adversely affect our financial performance.

We operate in a regulatory climate in which there is uncertainty as to the application of various laws and regulations to our business. Our business could be significantly affected by different interpretations or applications of existing laws or regulations, future laws or regulations, or actions or rulings by judicial or regulatory authorities. Compliance with these laws and regulations may require us to obtain licenses at an undeterminable and possibly significant initial and annual expense that could decrease the popularity or impede the expansion of e-commerce and internet marketing, restrict our present business practices, require us to implement costly compliance procedures or expose us and/or our customers to potential civil or criminal liability.

We may be deemed to “operate” or “do business” in states where our customers conduct their business, resulting in regulatory action. If any state licensing laws were determined to be applicable to us, and if we are required to be licensed and we are unable to do so, or we are otherwise unable to comply with laws or regulations, we could be subject to fines or other penalties or be compelled to discontinue operations in those states. In the event any state’s regulatory requirements impose state-specific requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our digital marketing programs in that state in a manner that may undermine the program’s attractiveness to consumers or Dealers. In the alternative, if we determine that the licensing and related requirements are overly burdensome, we may elect not to operate in, or to terminate operations in, that state. In each case, our financial performance could be materially and adversely affected.

The following description of laws and regulations to which we may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of participating dealers, lost revenues, increased expenses and decreased profitability.

Automotive Dealer/ Broker and Vehicle Advertising Laws.

All states comprehensively regulate vehicle sales and lease transactions, including strict licensure requirements for automotive dealers (and, in some states, brokers) and vehicle advertising. Although we do not sell motor vehicles, state regulatory authorities or third parties could take the position that some of the regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our business. We believe that most of these laws and regulations specifically address only traditional vehicle purchase and lease transactions, not internet-based digital marketing and consumer referral programs such as our programs. If we determine that the licensing or other regulatory requirements in a given state are applicable to us or to a particular marketing services program, we may elect to obtain required licenses and comply with applicable regulatory requirements. However, if licensing or other regulatory requirements are overly burdensome, we may elect to terminate operations or particular marketing services programs in that state, elect to not operate or introduce particular marketing services programs in that state or modify the service to comply with applicable law without being subjected to licensing requirements. In some states we have modified our marketing programs or pricing models to reduce uncertainty regarding our compliance with local laws.

The Federal Trade Commission (“FTC”) has authority to take actions to remedy or prevent advertising practices that it considers to be unfair or deceptive and that affect commerce in the United States. In addition to generally applicable consumer protection laws, many states in which we do business have laws and regulations that specifically regulate the advertising for sale of new or used motor vehicles. These state advertising laws and regulations are frequently subject to multiple interpretations and are not uniform from state to state, sometimes imposing inconsistent requirements on the advertiser of a new or used motor vehicle.

Some states in which we do business have laws and regulations that strictly regulate or prohibit the brokering of motor vehicles or the making of so-called “bird-dog” payments by dealers to third parties in connection with the sale of motor vehicles through persons other than licensed salespersons. If our products or services are determined to fall within the scope of those laws or regulations, we may be forced to implement new measures, which could be costly, to reduce our exposure to those obligations, including the discontinuation of certain products or services in affected jurisdictions.

If our products or services are determined not to comply with relevant licensing, advertising or other regulatory requirements, we could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in some or all states. In addition, even without a determination that our products or services do not comply with relevant regulatory requirements, if customers are uncertain about the applicability of those laws and regulations to our business, we may be subjected to adverse publicity and lose, or have difficulty increasing the number of, customers for our products and services, which could adversely affect our future growth and materially and adversely impact our financial performance.

Financial Broker and Consumer Credit Laws.

Through our websites, consumers can click through to Dealer, Manufacturer and potential lender websites to obtain information regarding automotive financing. All online applications for financing quotes are completed on the respective third party’s websites. We receive marketing fees from financial institutions and Dealers in connection with this marketing activity. We do not demand, nor do we receive any fees from consumers for these services. In the event states require us to be licensed as a financial broker or finder, we may be unable to comply with a state’s laws or regulations, or we could be required to incur significant fees and expenses to obtain any financial broker required license and comply with regulatory requirements. In addition, the federal Consumer Financial Protection Bureau has broad regulatory powers, which could lead to regulation of our advertising business directly or indirectly through regulation of automotive finance companies and other financial institutions. California recently enacted the California Consumer Financial Protection Law which significantly expanded the regulatory and enforcement authority of the Department of Financial Protection and Innovation. Other states may expand or create new state level consumer financial protection agencies that could lead to increased regulation of our business.

If our products or services are determined not to comply with relevant financial broker or consumer credit licensing or other regulatory requirements, we could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in some or all states. In addition, even without a determination that our products or services do not comply with relevant regulatory requirements, if customers are uncertain about the applicability of those laws and regulations to our business, we may be subjected to adverse publicity and lose, or have difficulty increasing the number of, customers for our products and services, which could adversely affect our future growth and materially and adversely impact our financial performance.

Insurance Broker Laws. We provide links on our websites and referrals from call centers enabling consumers to be referred to third parties to receive quotes for automobile insurance and other products or services that may be deemed to be insurance under applicable state laws. All online applications for quotes are completed on the respective insurance carriers’ or other third-party websites, and all applications for quotes obtained through call center referrals are conducted by the insurance carrier or other third party. We receive marketing fees from participants in connection with this marketing activity. We do not receive any premiums from consumers nor do we charge consumers fees for our services. In the event states require us to be licensed under applicable insurance brokering or sales laws, we may be unable to comply with a state’s laws or regulations, or we could be required to incur significant fees and expenses to obtain required licenses and comply with regulatory requirements.

If our products or services are determined not to comply with relevant insurance brokering or sales licensing or other regulatory requirements, we could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in some or all states. In addition, even without a determination that our products or services do not comply with relevant regulatory requirements, if customers are uncertain about the applicability of those laws and regulations to our business, we may be subjected to adverse publicity and lose, or have difficulty increasing the number of, customers for our products and services, which could adversely affect our future growth and materially and adversely impact our financial performance.

Risks Associated with Tax Matters

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

If our ability to use our net operating loss carryforwards and other tax attributes is limited, we may not receive the benefit of those assets.

We had federal net operating loss carryforwards of approximately $104.1 million and state net operating loss carryforwards of approximately $48.9 million at December 31, 2020. These federal and state net operating loss carryforwards begin to expire in the years ending December 31, 2025 and 2028, respectively. Federal net operating losses generated after December 31, 2017, will not expire and will carry forward indefinitely, but will be limited in any given year to offsetting a maximum of 80% of our taxable income for the year, determined without regard to the application of such net operating loss carryforwards.

Sections 382 and 383 of the Internal Revenue Code impose substantial restrictions on the use of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. Accordingly, if we generate taxable income in the future, changes in our stock ownership, including equity offerings, as well as other changes that may be outside our control, could potentially result in material limitations on our ability to use our net operating loss and research tax credit carryforwards.

Risks Associated with Ownership of Our Securities

The public market for our common stock may be volatile, especially because market prices for internet-related and technology stocks have often been unrelated to operating performance.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AUTO,” but we cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. The stock market in general periodically experiences significant price fluctuations. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

●
Actual or anticipated variations in our quarterly operating results;
●
Historical and anticipated operating metrics such as the number of participating Dealers, volume of Lead deliveries to Dealers, the number of visitors to Company Websites and the frequency with which they interact with Company Websites;
●
Announcements by us or our competitors of new product or service offerings;
●
Announced or completed acquisitions of or investments in businesses or technologies by us or our competitors;
●
Actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
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
●
Loan covenant defaults;
●
New laws or regulations or new interpretations of existing laws or regulations applicable to our business;
●
Litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
●
Conditions and trends in the internet, electronic commerce and automotive industries;
●
Changes in accounting standards, policies, guidelines, interpretations or principles affecting the technology or automotive industry;
●
Rumors, whether or not accurate, about us, our industry, our competitors or possible transactions or other events;
●
Any significant change in our management;
●
Reaction by certain market participants to the activities of other market participants, such as large short positions on our stock;
●
The impact of open market repurchases of our common stock;
●
Comments posted on internet discussion sites; and
●
General market or economic conditions and other factors.

Further, the stock markets in general, and the market for technology companies in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market factors have affected and may adversely affect the market price of our common stock. In addition, general economic, political and market conditions, such as recessions, interest rate changes, energy price changes, epidemics and pandemics, international currency fluctuations, terrorist acts, insurrections, political revolutions, military actions or wars, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies with publicly traded securities.

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

One of the continued listing requirements is that our Common Stock not trade below a minimum closing bid requirement of $1.00 for 30 consecutive business days. Should our Common Stock trade below the $1.00 minimum closing bid requirement for 30 business days, Nasdaq would send us a deficiency notice, advising that it is being afforded a compliance period of 180 days to regain compliance with the requirement. This 180-day compliance period may be extended by Nasdaq for another 180 days, subject to certain conditions being satisfied, including that we meet other continued listing requirements and provides a written notice to Nasdaq that we intend to regain compliance with the $1.00 minimum closing bid requirement during the extended period, by effecting a reverse stock split, if necessary.

No assurances can be given that we will continue to be able to meet the continued listing requirements for listing of our common stock on The Nasdaq Capital Market.

Our certificate of incorporation and bylaws, tax benefit preservation plan and Delaware law contain provisions that could make it more difficult for a third party to acquire us and could discourage, delay or prevent a third party from acquiring us or limit the price third parties are willing to pay for our stock.

Provisions of our certificate of incorporation and bylaws relating to our corporate governance and provisions in our Tax Benefit Preservation Plan could make it difficult for a third party to acquire us and could discourage a third party from attempting to acquire control of us. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control. The issuance of preferred stock also could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock.

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

●
Create a classified Board of Directors whose members serve staggered three-year terms;
●
Require that actions to be taken by our stockholders may be taken only at an annual or special meeting of our stockholders and not by written consent;
●
Authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
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

Under our Tax Benefit Preservation Plan, rights to purchase capital stock of the Company (“Rights”) have been distributed as a dividend at the rate of five Rights for each share of common stock. Each Right entitles its holder, upon triggering of the Rights, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $20.00 (as this price may be adjusted under the Tax Benefit Preservation Plan) or, in certain circumstances, to instead acquire shares of common stock. The Rights will convert into a right to acquire common stock or other capital stock of the Company in certain circumstances and subject to certain exceptions. The Rights will be triggered upon the acquisition of 4.90% or more of the Company’s outstanding common stock or future acquisitions by any existing holders of 4.90% or more of the Company’s outstanding common stock. If a person or group acquires 4.90% or more of our common stock, all Rights holders, except the acquirer, will be entitled to acquire at the then exercise price of a Right that number of shares of our common stock which, at the time, has a market value of two times the exercise price of the Right. The Tax Benefit Preservation Plan authorizes our Board of Directors to exercise discretionary authority to deem a person acquiring common stock in excess of 4.90% not to be an “Acquiring Person” under the Tax Benefit Preservation Plan, and thereby not trigger the Rights, if the Board finds that the beneficial ownership of the shares by the person acquiring the shares will not be likely to directly or indirectly limit the availability to the Company of the net operating loss carryovers and other tax attributes that the plan is intended to preserve or is otherwise in the best interests of the Company.

We are also subject to Section 203 of the DGCL, which, in general, prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, together with affiliates and associates, owns or did own 15% or more of the corporation’s voting stock. Section 203 could discourage a third party from attempting to acquire control of us.

Any provision of our certificate of incorporation or bylaws, our Tax Benefit Preservation Plan or of Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our bylaws provide that, unless we otherwise agree, the Court of Chancery of the State of Delaware will be the exclusive forum for:

●
any derivative action or proceeding brought on our behalf;
●
any action asserting a breach of fiduciary duty;
●
any action asserting a claim against us under the Delaware General Corporation Law, our certificate of incorporation or our bylaws; and
●
any action asserting a claim against us that is governed by the internal-affairs doctrine.

This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or other agents, which may discourage lawsuits against us and our directors, officers, employees and other agents. If a court were to find this exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially and adversely impact our financial performance.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.

We have provided and may continue to provide guidance about our business and future operating results as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make significant assumptions and judgments about our future performance. Our future business results may vary significantly from management’s guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our financial performance. If our publicly announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

Concentration of ownership among our existing executive officers and directors, their affiliates and holders of 5% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.

As of April 22, 2020, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13D or Schedule 13G with the SEC with respect to each such holder) beneficially own, in the aggregate, approximately 42% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree, or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

You may experience future dilution as a result of future equity offerings.

If we raise additional funds through the sale of equity or convertible debt securities, the issuance of the securities will result in dilution to our stockholders. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors in the past, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid in the past. In addition, if we were to issue securities in connection with our acquisition of complementary businesses, products or technologies, our stockholders would also experience dilution. In November 2020, we filed a shelf registration statement on Form S-3, which may be used to raise additional capital in the future through a variety of equity or debt offerings that could result in dilution to existing stockholders. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price could decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We do not expect to declare any dividends in the foreseeable future.

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, the terms of our credit facility currently restrict our payment of cash dividends on our capital stock. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Risks Associated with Litigation

Misappropriation or infringement of our intellectual property and proprietary rights, enforcement actions to protect our intellectual property and claims from third parties relating to intellectual property could materially and adversely affect our financial performance.

Litigation regarding intellectual property rights is common in the internet and technology industries. We expect that internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Our proprietary systems and technology are a competitive factor. While we rely on trademark, trade secret, patent and copyright law, confidentiality agreements and technical measures to protect our proprietary and intellectual property rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand-name recognition and reliable website maintenance are more essential in establishing and maintaining a leadership position and strengthening our brands. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult and may be expensive. We have no assurance that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available when our products and services are made available online. In addition, if litigation becomes necessary to enforce or protect our intellectual property rights or to defend against claims of infringement or invalidity, this litigation, even if successful, could result in substantial costs and diversion of resources and management attention. We also have no assurances that our products and services do not infringe on the intellectual property rights of third parties. Claims of infringement, even if unsuccessful, could result in substantial costs and diversion of resources and management attention. If we are not successful, we may be subject to preliminary and permanent injunctive relief and monetary damages which may be trebled in the case willful infringements.

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

Item 1B.
Unresolved Staff Comments

Not applicable.

Item 2.
Properties

Our principal executive office is located at our Tampa, Florida office, which consists of approximately 13,000 square feet under a lease that expires in May 2024. Our Irvine, California office consists of 12,000 square feet of leased office space under a lease that expires in July 2025. Our website development operations located in Guatemala City, Guatemala occupy approximately 10,000 square feet of leased office space under leases that expire in March 2022. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

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

As of March 8, 2021, there were 152 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock and we do not expect to pay any cash dividends in the foreseeable future.  Payment of any future dividends will depend on our earnings, cash flows and financial condition and will be subject to legal and contractual restrictions.

Item 6.
Selected Financial Data

The tables below set forth our selected consolidated financial data.  We prepared this information using the consolidated financial statements of AutoWeb for the five years ended December 31, 2020.  Certain amounts in the selected consolidated financial data have been reclassified to conform to the current year presentation.  You should read these selected consolidated financial data together with the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K and also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2020	2019	2018 (1)	2017 (2)	2016
	(Amounts in thousands, except per-share data)
RESULTS OF OPERATIONS:
Total revenues	$76,570	$113,981	$125,589	$142,125	$156,684
Net income (loss)	$(6,820)	$(15,229)	$(38,816)	$(64,964)	$3,871
Basic earnings (loss) per common share	$(0.52)	$(1.17)	$(3.04)	$(5.48)	$0.36
Diluted earnings (loss) per common share	$(0.52)	$(1.17)	$(3.04)	$(5.48)	$0.29
Weighted average diluted shares	13,144	13,071	12,756	11,853	13,303

(1)
Net loss in 2018 included DealerX License Agreement intangible asset impairment of $9.0 million, goodwill impairment of $5.1 million and customer relationship intangible asset impairment of $1.6 million.
(2)
Net loss in 2017 included goodwill impairment of $37.7 million and $16.7 million recording of an income tax valuation allowance.

	Years ended December 31,
	2020	2019	2018	2017	2016
	(Amounts in thousands)
FINANCIAL POSITION:
Cash and cash equivalents and restricted cash	$15,107	$5,946	$13,600	$24,993	$38,512
Total assets	$41,129	$44,904	$57,416	$92,913	$165,281
Non-current liabilities	$2,251	$1,497	$—	$9,000	$16,500
Accumulated deficit	$(349,765)	$(342,945)	$(327,716)	$(288,900)	$(230,424)
Stockholders’ equity	$16,335	$21,096	$33,515	$67,167	$119,609

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

Overview

As reflected under the section “Results of Operations” in this Item 7, the decline in total revenues for 2020 compared to 2019 was partially the result of a strategic shift made in the first quarter of 2019 to prioritize gross profitability as opposed to the maximization of Lead traffic and Lead volume. Further contributing to the decline in total revenues was the impact of the coronavirus pandemic on vehicle sales and overall demand from our clients for our products.  Although our prior strategic focus often generated higher gross revenue, the margin profile and overall quality was lower, resulting in lower overall levels of gross profit and higher client churn. As a part of our strategic decisions, we also shifted focus to our core Leads, clicks and email products and services and away from non-core products and services, such as third-party party product offerings. This shift further negatively impacted total revenues in 2020 compared to 2019. Generally lower retail Leads sales levels resulting from retail dealer participation attrition in the retail dealer network that occurred throughout 2019 and parts of 2020 was an additional factor that contributed to lower total revenues during 2020.  As a result of the continued impact of the coronavirus pandemic on vehicle sales, we have continued to intentionally operate at lower levels of media spend to match projected industry selling rates, which provides a more accurate reflection of true consumer demand. This approach enabled us to better match Lead volume with lower dealership inventory that resulted from vehicle production reductions in the second quarter of 2020 and historically high used vehicle wholesale pricing. Dealers and consumers alike are still contending with broader macroeconomic uncertainty, and with this in mind, our objective is to provide the right mix of high-quality Leads and click traffic to our customers by staying aligned with automotive supply and demand dynamics. Finally, the disruption from the January 2020 malware attack on the Company’s systems also negatively impacted total revenues in 2020.

As we continue to work with our traffic suppliers to optimize our SEM methodologies and further grow our high-quality traffic streams, we are also investing in and testing new traffic acquisition strategies and enhanced mobile consumer experiences. Further, we continue to invest in our pay-per-click approach to improve the consumer experience of that product. With a more efficient traffic acquisition model emerging, our plan for 2021 and beyond is to grow audience, improve conversion, improve Leads and clicks delivery rates, expand distribution, and increase retail Dealer Leads and clicks budget capacity. We believe that this focus, along with plans to develop new, innovative products to create a more efficient process for how active vehicle shoppers with a vehicle in mind can be matched with sellers that can meet the shoppers’ needs, will create opportunities for improved quality of delivery and strengthen our position for revenue growth.

Our lead and click generation products have historically operated with limited visibility due to short sales cycles and a high rate of customer churn as clients are able to join and leave our platform with limited notice.  Our advertising business is also subject to seasonal trends, with the first quarter of the calendar year typically showing sequential decline versus the fourth quarter. These factors have historically contributed to volatility in our revenues, cost of revenues, gross profit and gross profit margin. We anticipate these trends will continue throughout 2021.

Although we are not able at this time to provide any specific guidance regarding our full year 2021 financial performance with detail or accuracy, many industry analysts have forecast improvement in new vehicle unit sales seasonally adjusted annual rate from 14.5M units in 2020 to a range of 15.5-16.0M units in 2021, or 7-10% growth. We anticipate that our 2021 financial condition may be adversely impacted when compared to 2020 by (i) the continuing impact of the coronavirus pandemic on vehicle sales and on demand for our products and services; (ii) increased competitive pressure on cost of audience acquisition that may limit how much volume we will be able to profitably source and distribute to our customers; (iii) the costs and revenue impact associated with our efforts to optimize our clicks product; and (iv) the decision to shift our focus to our core leads, clicks and email products and services and away from non-core product and services.

During 2020, our cash generated by operations improved, a direct result of reducing our office footprint and eliminating certain positions beginning in late 2019. The cost reductions discussed below that were implemented in response to the coronavirus pandemic further contributed to this reduction in cash used by operations. Our plan is to improve our liquidity and balance sheet through dilutive and non-dilutive measures, including use of available borrowings under the CNC Credit Agreement.

Beginning in 2020 and continuing as of the date of this Annual Report on Form 10-K, the coronavirus pandemic has led to quarantines and stay-at-home/work-from-home orders and curfews in a number of countries, states, cities and regions and the closure or limited access to public and private offices, businesses and facilities, worldwide, causing widespread disruptions to travel, economic activity and financial markets. We are unable to predict the extent and duration of these disruptions, which could result in a national or global recession. The pandemic has led our Manufacturer and Dealer customers to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of consumers to visit automotive dealerships to purchase or lease vehicles, and (iii) overall health, safety, and availability of their labor force. Manufacturers have also shut down assembly plants, adversely impacting inventories of new vehicles. Volatility in the financial markets, concerns about exposure to the novel coronavirus and governmental quarantines, stay-at-home/work-from-home orders, curfews, business closures, and employment furloughs and layoff have also adversely impacted consumer confidence and ability and willingness to visit dealerships and to purchase or lease vehicles. High unemployment and lower consumer confidence may continue after stay-at-home/work-from-home orders and business closures and curfews have ended. These disruptions have impacted the willingness or desire of our customers to acquire vehicle Leads or other digital marketing services from us. Vehicle sales have declined, and we are experiencing direct disruptions in our operations due to the overall health and safety of, and concerns for, our labor force and as a result of governmental “social distancing” programs, stringent office reopening guidance and procedures, changes in workers’ compensation laws, rules and regulations related to employees contracting the coronavirus; quarantines, travel restrictions and stay-at-home/work-from-home orders, leading to office closures, operating from employee homes and restrictions on our employees traveling to our various offices.

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

Operating Metrics

We evaluate several key operating metrics that we believe are instrumental to understanding the direction of our business, including Lead traffic, volume, retail dealer count and Lead capacity; click traffic and click volume.

Lead Traffic and Volume. Lead traffic is the number of consumers who visited our entire portfolio of owned Lead websites during the applicable review period. Lead traffic represents the total opportunity of potential Internally and Non-Internally generated Lead revenue, as it represents the prospective consumer engaging with our experiences. Lead volume means the total new and used vehicle Leads invoiced to retail and wholesale customers for the applicable review period. Lead volume directly translates to Lead revenue, as we bill our clients for the Lead volume we deliver to them. Although we are not able at this time to disclose any guidance as to 2021 Lead traffic or Lead volume with any detail or accuracy, we do anticipate some typical level of volatility in our Lead traffic and Lead volume, and we anticipate that our Lead sourcing mix between Internally Generated Leads and Non-Internally Generated Leads will vary as we balance quality and quantity of our core Lead product. We are also balancing the gross margin economic characteristics of Internally Generated Leads and Non-Internally Generated Leads.

Retail Dealer Count and Capacity. Retail dealer count means the number of franchised dealers contracted for delivery of retail new vehicle Leads plus the number of vehicle dealers (franchised or independent) contracted for delivery of retail used vehicle Leads. Retail dealer count growth enables more opportunity to create a match between Lead volume and retail dealer inventory, and ultimately translates into Retail capacity. Retail lead capacity means the sum of the number of new and used vehicle Leads contracted for by new or used retail vehicle Dealers that the Dealers wish to receive each month (i.e., “targets”) during the applicable review period. Retail capacity represents the total available opportunity to monetize the Lead volume within the Retail Dealer channel. For 2021, we do not anticipate a straight-line trajectory for our distribution metrics that include Dealer count and Retail lead capacity as we continue to refine our strategy. We believe that we need to refine our distribution channel effectiveness and do a better job at increasing our relationships with the top 150 dealer groups in the United States. We expect some volatility for both dealer count and lead capacity during 2021 as we continue to evolve our engagement model for both retail dealers and the top 150 dealer groups.

Click Traffic and Volume. Click traffic means the total visits to Company-owned click referral websites during the applicable review period. Click traffic represents the total opportunity of potential Internally and Non-Internally generated click revenue, as it represents the prospective consumer engaging with our experiences. click volume means the number of times during the applicable review period that consumers clicked on advertisements on the Company’s click referral websites during the applicable review period. Click volume directly translates to click revenue, as we bill our clients for the click volume we deliver to them. We anticipate that click volume and ultimately click monetization will be impacted by overall customer mix between non-endemic (i.e., non-automotive) advertisers and endemic (i.e., automotive) advertisers. We intend to continue to focus on shifting this mix towards endemic (i.e., automotive) advertisers where it creates the right match for our click volume and overall monetization opportunities, and we are taking steps in this direction. However, this is an area that we will focus on to get performance back to a level that is representative of what we believe is optimized.

Lead Quality. Our business, results of operations and financial condition are impacted by the volume and quality of our Leads. We measure Lead quality by the conversion of Leads to actual vehicle sales, which we refer to as the “buy rate.” Buy rate is the percentage of the consumers submitting Leads that we delivered to our customers represented by the number of these consumers who purchased vehicles within ninety days of the date of the Lead submission. High-quality Leads delivered to the right customer will have a higher buy rate than lower quality or unmatched Leads. We rely on detailed feedback from Retail, Manufacturers and Wholesale customers to confirm the performance of our Leads. Our Manufacturer and other wholesale customers each compare the Leads we deliver to them against their vehicle sales and provide us with information about vehicle purchases by the consumers who submitted Leads through our experiences. We also obtain vehicle registration data from a third-party provider to conduct our own internal review of buy rate and Lead quality.

Results of Operations

The comparison of 2019 to 2018 is located in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) at Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations- 2019 Compared to 2018.

The following table sets forth our results of operations as a percentage of total revenues for the years ended December 31, 2020 and 2019 (certain percentages below may not sum due to rounding):

	Years Ended December 31,
	2020	2019
Revenues:
Lead generation	79.8%	79.6%
Digital advertising	20.2	20.3
Other revenues	0.0	0.1
Total revenues	100.0	100.0
Cost of revenues	69.1	80.2
Gross profit	30.9	19.8
Operating expenses:
Sales and marketing	10.7	9.3
Technology support	8.6	7.8
General and administrative	16.6	12.4
Depreciation and amortization	2.2	3.8
Total operating expenses	38.1	33.3
Operating loss	(7.2)	(13.5)
Interest and other income, net	(1.7)	0.1
Loss before income tax provision	(8.9)	(13.4)
Income tax provision (benefit)	—	—
Net loss	(8.9)%	(13.4)%

Revenues by groups of similar services and gross profits are as follows (dollars in thousands):

	Years Ended December 31,
	2020	2019	$ Change	% Change
Revenues:
Lead generation	$61,114	$90,728	$(29,614)	(33)%
Digital advertising	15,441	23,173	(7,732)	(33)
Other revenues	15	80	(65)	(81)
Total revenues	76,570	113,981	(37,411)	(33)
Cost of revenues	52,890	91,412	(38,522)	(42)
Gross profit	$23,680	$22,569	$1,111	5%

2020 Compared to 2019

Lead Generation. Lead generation decreased $29.6 million or 33% in 2020 compared to 2019. The decrease in Lead generation was primarily as a result of the impact of the coronavirus pandemic on vehicle sales. We also reduced our overall Lead generation efforts starting in second quarter of 2020 to better align our volumes with industry demand and consumer intent to purchase a vehicle.

 Digital advertising.  The $7.7 million or 33% decrease in advertising revenues in 2020 compared to 2019 was primarily as a result of a decrease in click revenue associated with decreased click volume. The decrease in click volume is attributed to the impact of the coronavirus pandemic and our internal decision to reduce overall click generation efforts to better align with industry demand.

Cost of Revenues. Cost of revenues consists of purchase request and traffic acquisition costs and other cost of revenues. Purchase request and traffic acquisition costs consist of payments made to our third-party purchase request providers, including internet portals and online automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including search engine optimization activity, included on our websites; connectivity costs; development costs related to our websites; technology license fees; server equipment depreciation; and technology amortization directly related to our Websites.

The $38.5 million or 42% decrease in cost of revenues in 2020 compared to 2019 was primarily due to decreased SEM, purchase request and traffic acquisition costs and a decrease in click publisher costs.

Gross Profit. Gross profit increased $1.1 million, or 5%, compared to 2019 due to prioritizing gross profitability by reducing lead generation effort as opposed to the maximization of lead traffic and lead volume. Further contributing to this increase was a reduction in cost of revenues primarily driven by a reduction in cost-per-click.

Operating expenses, interest and other income and income tax provision were as follows (dollars in thousands):

	Years Ended December 31,
	2020	2019	$ Change	% Change
Operating expenses:
Sales and marketing	$8,201	$10,512	$(2,311)	(22)%
Technology support	6,574	8,849	(2,275)	(26)
General and administrative	12,718	14,175	(1,457)	(10)
Depreciation and amortization	1,711	4,371	(2,660)	(61)
Total operating expenses	$29,204	$37,907	$(8,703)	(23)%

Interest and other (expense) income, net	$(1,286)	$119	$(1,405)	(1,181)

Income tax provision	$10	$10	$—	—%

Sales and Marketing. Sales and marketing expense include costs for developing our brand, personnel costs, and other costs associated with Dealer and Wholesale sales, website advertising and dealer support.

Sales and marketing expense for the year ended December 31, 2020, decreased $2.3 million, or 22%, compared to the 2019 period, due primarily to a decrease in compensation and related benefits and the elimination of certain discretionary compensation.

Technology Support. Technology support includes compensation, benefits, software licenses and other direct costs incurred by us to enhance, manage, maintain, support, monitor and operate our websites and related technologies, and to operate our internal technology infrastructure.

Technology support expense for the year ended December 31, 2020, decreased $2.3 million, or 26%, compared to the year ended December 31, 2019. The change was due primarily to lower headcount related costs coupled with the elimination of certain discretionary compensation.

General and Administrative. General and administrative expense consists of certain executive, financial, human resources, legal and facilities personnel expenses, costs related to operating as a publicly traded company and bad debt expense.

General and administrative expense for the year ended December 31, 2020, decreased $1.5 million, or 10%, compared to the 2019 period due primarily to lower consulting and recruiting costs coupled with a reduction in compensation and benefit-related expenses and certain discretionary compensation.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2020, decreased $2.7 million to $1.7 million compared to $4.4 million in the 2019 period. This was primarily due to assets that have been fully depreciated as compared to the same period in the prior year.

Interest and Other (Expense) Income, net. Interest and other (expense) income was approximately ($1.3) million for the year ended December 31, 2020, compared to interest and other (expense) income of approximately $0.1 million for the year ended December 31, 2019. Interest expense increased to $1.6 million for the year ended December 31, 2020, compared to $0.5 million for the year ended December 31, 2019, which is primarily due to the write-off of our deferred financing fees associated with the revolving line of credit under the PNC Credit Facility. Interest expense also includes interest on outstanding borrowings and the amortization of debt issuance costs.

Income tax provision. Income tax expense was $10,000 for both the years ended December 31, 2020, and 2019. Operating losses during the year ended December 31, 2020, did not result in any tax benefit due as valuation allowances were recorded against the deferred tax assets. Income tax expense was also driven by changes in certain state taxes.

For a discussion of our fiscal 2019 results compared to our fiscal 2018 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Form 10-K”), which was filed with the Securities and Exchange Commission on March 27, 2020.

Segment Information

We conduct our business within one business segment, which is defined as providing digital marketing services to the automotive industry.  Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flow for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Years Ended December 31,
	2020	2019

Net cash provided by (used in) operating activities	$1,901	$(9,417)
Net cash used in investing activities	(596)	(1,390)
Net cash provided by financing activities	7,856	3,153

Our principal sources of liquidity are our cash and cash equivalent balances and borrowings under the CNC Credit Agreement.  See Note 7 of the “Notes to Consolidated Financial Statements.” Our cash and cash equivalents and restricted cash totaled $15.1 million as of December 31, 2020, compared to $5.9 million as of December 31, 2019. For the year ended December 31, 2020, we had a net loss of $6.8 million. The net loss is primarily attributable to operating expenses of $29.2 million for the year ended December 31, 2020. We had net cash provided by operations of $1.9 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $349.8 million and stockholders’ equity of $16.3 million.

 We have developed a strategic plan focused on improving operating performance in the future that includes modernizing and upgrading our technology and systems, pursuing business objectives and responding to business opportunities, developing new or improving existing products and services and enhancing operating infrastructure.

 Our objective is to achieve cash generation as a business; however, there is no assurance that we will be able to achieve this objective. The CNC Credit Agreement is expected to be used to continue to partially fund operations.

We believe that current cash reserves and operating cash flows will be enough to sustain operations for the next twelve months. If we are unsuccessful in meeting our objective to achieve cash generation as a business, we may need to seek to satisfy our future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions; however, there is no assurance that we will be successful in satisfying our future cash needs to continue operations.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities totaled $1.9 million for the year ended December 31, 2020, compared to net cash use of $9.4 million in the prior year. Net cash provided by operating activities in 2020 was due primarily to collections efforts resulting in a reduction in Accounts Receivable of $9.7 million offsetting a net loss of $6.8 million. Additional operating cash changes include a use of cash in reducing Accounts Payable of $7.3 million partially offset by Depreciation & Amortization, Share-based Compensation and Right-of-Use Assets net of Lease Liabilities favorable cash impacts of $3.6 million, $2.0 million and $0.2 million, respectively.

Net cash used in operating activities totaled $9.4 million for the year ended December 31, 2019, compared to $2.9 million in the prior year. Net cash used in 2019 was due primarily to a net loss of $15.2 million coupled with a net change in assets and liabilities of $3.4 million. Offsetting these decreases was an increase in other non-cash expenses including depreciation and share-based compensation of $9.2 million.

Net Cash Used in Investing Activities.  Net cash used in investing activities of $0.6 million in 2020 primarily related to purchase of property and equipment and expenditures related to capitalized internal use software of $0.5 million.

Net cash used in investing activities of $1.4 million in 2019 primarily related to purchase of property and equipment and expenditures related to capitalized internal use software of $1.6 million, offset by $0.2 million in proceeds from the sale of the GoMoto investment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities of $7.9 million in 2020 primarily consisted of $6.4 million of net borrowings on the credit facilities, coupled with $1.4 million of proceeds related to the PPP loan and $0.1 million for exercises of stock options.

Net cash provided by financing activities of $3.2 million in 2019 primarily consisted of $3.7 million of net borrowings on the credit facility, coupled with $0.4 million proceeds from the exercise of stock options, offset by a $1.0 million repayment of the convertible subordinated promissory note for $1.0 million issued to AutoNationDirect.com, Inc.in connection with the acquisition of AutoUSA, LLC on January 13, 2014. Refer to the 2019 Form 10-K for comparison of 2019 to 2018.

Contractual Obligations

The following table provides aggregated information about our outstanding contractual obligations as of December 31, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility Obligations (a)	$10,185	$—	$10,185	$—	$—
Operating Lease Obligations (b)	3,589	1,187	1,678	724	—
Debt Obligations (c)	1,509	1,449	60	—	—
Total	$15,283	$2,636	$11,923	$724	$—

(a)
Credit Facility obligations as defined by ASC 470, “Debt,” and disclosed in Note 7 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(b)
Operating lease obligations as defined by ASC 842, “Leases,” and disclosed in Note 8 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(c)
Debt obligations as defined by ASC 470, “Debt,” and disclosed in Note 7 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Included in Debt obligations is the approximate $1.4 million PPP Loan that was forgiven on January 13, 2021. Refer to Note 7 for additional information related to the PPP Loan.

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

Revenue Recognition. Revenue is recognized when the Company transfers control of promised goods or services to the Company’s customers, or when the Company satisfies any performance obligations under contract. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for respective goods or services provided. Further, under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”, contract assets or contract liabilities that arise from past performance but require further performance before obligation can be fully satisfied must be identified and recorded on the balance sheet until respective settlements have been met.

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

Allowances for Bad Debts and Customer Credits.  The allowance for bad debts is an estimate of bad debt expense that could result from the inability or refusal of customers to pay for services. Additions to the estimated allowance for bad debts are recorded to general and administrative expenses and are based on factors such as historical write-off percentages, the current business environment and known concerns within the current aging of accounts receivable. Reductions in the estimated allowance for bad debts due to subsequent cash recoveries are recorded as a decrease in general and administrative expenses. As specific bad debts are identified, they are written off against the previously established estimated allowance for bad debts with no impact on operating expenses.

The allowance for customer credits is an estimate of adjustments for services that do not meet the customer requirements. Additions to the estimated allowance for customer credits are recorded as a reduction of revenues and are based on the Company’s historical experience of: (i) the amount of credits issued; (ii) the length of time after services are rendered that the credits are issued; (iii) other factors known at the time; and (iv) future expectations. Reductions in the estimated allowance for customer credits are recorded as an increase in revenues. As specific customer credits are identified, they are written off against the previously established estimated allowance for customer credits with no impact on revenues. From time to time, the Company may issue discounts or credits on current invoices. These discounts or credits are direct reductions to revenue without a change in the allowance for customer credits.

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

Capitalized Internal Use Software and Website Development Costs.  The Company capitalizes costs to develop internal use software in accordance with ASC 350-40, “Internal-Use Software”, and ASC 350-50, “Website Development Costs”, which require the capitalization of external and internal computer software costs and website development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three to five years. Capitalized website development costs, once placed in service, are amortized using the straight-line method over the estimated useful life of the related websites.

 Recent Accounting Pronouncements

See Note 2 of the “Notes to Consolidated Financial Statements” in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for recent accounting pronouncements.

Item 7A.
Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 8.
Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2020 and 2019, and our Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2020, together with the report of our independent registered public accounting firm, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.
Controls and Procedures

Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed by us in the reports that are filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported in the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

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

Under the supervision and with the participation of management, including the Company’s chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Changes in Internal Control Over Financial Reporting

 There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company’s year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.
Other Information

 Not applicable.

PART III

Information called for by the Items included under this Part III is incorporated by reference to the sections listed below of our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders that will be filed not later than 120 days after December 31, 2020 (“2021 Proxy Statement”).

Item 10
Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated by reference to the following sections of the 2021 Proxy Statement: “Proposal 1-Nomination and Election of Directors;” “Board of Directors;” “Executive Officers;” “Delinquent Section 16(a) Reports;” and the following paragraphs under the section “Corporate Governance Matters,” “—Committees of the Board of Directors—Audit Committee,” and “—Code of Conduct and Ethics.”

Item 11
Executive Compensation

The information called for in this Item 11 is incorporated by reference to the following sections of the 2021 Proxy Statement: “Executive Compensation” and “Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation” and “—Board’s Role in Oversight of Risk.”

Item 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for in this Item 12 is incorporated by reference to the following sections of the 2021 Proxy Statement: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plans.”

Item 13
Certain Relationships and Related Transactions, and Director Independence

The information called for in this Item 13 is incorporated by reference to the following sections of the 2021 Proxy Statement: “Corporate Governance Matters—Certain Relationships and Related-Party Transactions” and “—Director Independence.”

Item 14
Principal Accountant Fees and Services

The information called for in this Item 14 is incorporated by reference to the following sections of the 2021 Proxy Statement: “Independent Registered Public Accounting Firm and Audit Committee Report—Principal Accountant Fees and Services,” “—Audit Fees,” “—Audit Related Fees,” and “—Pre-Approval Policy for Services.”

PART IV

Item 15.
Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)
Financial Statements:

(2)
Financial Statement Schedules:

Schedule II - Valuation Qualifying Accounts	F-32

    All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)
Exhibits:

 The exhibits filed or furnished as part of this Annual Report on Form 10-K are those listed in the following Exhibit Index.

EXHIBIT INDEX

Number	Description

3.1
Seventh Amended and Restated Certificate of Incorporation of AutoWeb, Inc. (filed with the Secretary of the State of Delaware on June 22, 2020), incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2020 (SEC File No. 001-34761).

3.2
Seventh Amended and Restated Bylaws of AutoWeb, Inc. dated as of October 9, 2017, incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the SEC on October 10, 2017 (SEC File No. 001-34761).

4.1*	Description of AutoWeb, Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010, by and between Company and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239); Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761); Amendment No. 2 to Tax Benefit Preservation Plan dated as of April 13, 2017, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (SEC File No. 001-34761); Amendment No. 3 to Tax Benefit Preservation Plan dated as of March 31, 2020, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2020 (SEC File No. 001-34761); Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761).

10.1■
Autobytel Inc. 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 25, 2010 (SEC File No. 001-34761); Form of Employee Stock Option Award Agreement, Form of 2012 Performance-Based Stock Option Award Agreement, Form of Non-Employee Director Stock Option Award Agreement and Form of (Management) Employee Stock Option Award Agreement under the Autobytel Inc. 2010 Equity Incentive Plan, incorporated by reference to Exhibits 10.58, 10.59, 10.60 and 10.61, respectively, to the Annual Report on Form 10-K for the Year Ended December 31, 2011, filed with the SEC on March 1, 2012 (SEC File No. 001-34761); and Form of 2013 Performance-Based Stock Option Award Agreement under the Autobytel Inc. 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10.79 to the Annual Report on Form 10-K for the Year Ended December 31, 2012, filed with the SEC on February 28, 2013 (SEC File No. 001-34761).

10.2■
AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2014 (SEC File No. 001-34761); Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan (supersedes and replaces the AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan filed under Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2014 (SEC File No. 001-34761), incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the Year Ended December 31, 2017, filed with the SEC on March 15, 2018 (SEC File No. 001-34761); Form of Non-Employee Director Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 on the Annual Report on Form 10-K for the Year Ended December 31, 2017, filed with the SEC on March 15, 2018 (SEC File No. 001-34761); Form of Executive Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.13 on the Annual Report on Form 10-K for the Year Ended December 31, 2017, filed with the SEC on March 15, 2018 (SEC File No. 001-34761); Form of Non-Executive Employee Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.14 on the Annual Report on Form 10-K for the Year Ended December 31, 2017, filed with the SEC on March 15, 2018 (SEC File No. 001-34761); Form of Subsidiary Employee Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.15 on the Annual Report on Form 10-K for the Year Ended December 31, 2017, filed with the SEC on March 15, 2018 (SEC File No. 001-34761); and Form of Restricted Stock Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.16 on the Annual Report on Form 10-K for the Year Ended December 31, 2017, filed with the SEC on March 15, 2018 (SEC File No. 001-34761).

10.3■
AutoWeb, Inc. 2018 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed with the SEC on June 27, 2018 (SEC File No. 001-34761); Form of Non-Employee Director Stock Option Award Agreement (Non-Qualified Stock Option) under the AutoWeb, Inc. 2018 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2018, filed with the SEC on August 2, 2018 (SEC File No. 001-34761); Form of Employee Stock Option Award Agreement (Non-Qualified Stock Option) (Executive) under the AutoWeb, Inc. 2018 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 on the Quarterly Period ended June 30, 2018, filed with the SEC on August 2, 2018 (SEC File No. 001-34761); Form of Employee Stock Option Award Agreement (Non-Qualified Stock Option) (Non-Executive) under the AutoWeb, Inc. 2018 Equity Incentive Plan, incorporated by reference to Exhibit 10.10 on the Quarterly Period ended June 30, 2018, filed with the SEC on August 2, 2018 (SEC File No. 001-34761); and Form of Restricted Stock Award Agreement under the AutoWeb, Inc. 2018 Equity Incentive Plan, incorporated by reference to Exhibit 10.11 on the Quarterly Period ended June 30, 2018, filed with the SEC on August 2, 2018 (SEC File No. 001-34761).

10.4■
Form of Amended and Restated Indemnification Agreement between Company and its directors and officers, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on July 22, 2010 (SEC File No. 001-34761).

10.5■
Form of Indemnification Agreement between Company and its directors and officers, incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the Year Ended December 31, 2017, filed with the SEC on March 15, 2018 (SEC File No. 001-34761).

10.6■
Employment Agreement dated as of April 12, 2018, between Company and Jared Rowe, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 18, 2018 (SEC File No. 001-34761); as amended by Amendment No. 1 to Employment Agreement dated as of August 26, 2019, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2019 (SEC File No. 001-34761).

10.7■
Inducement Stock Option Award Agreement dated as of April 12, 2018, between Company and Jared Rowe, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 18, 2018 (SEC File No. 001-34761).

10.8■
Letter Agreement dated as of October 10, 2006, between Company and Glenn Fuller, as amended by Memorandum dated April 18, 2008, Memorandum dated as of December 8, 2008, and Memorandum dated as of March 1, 2009, incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K for the Year Ended December 31, 2008, filed with the SEC on March 13, 2009 (SEC File No. 000-22239); as amended by Memorandum dated as of January 31, 2017, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the Year Ended December 31, 2016, filed with the SEC on March 9, 2017 (SEC File No. 001-34761); and as amended by Memorandum dated April 18, 2018, incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the Year Ended December 31, 2018, filed with the SEC on March 7, 2019 (SEC File No. 001-34761).

10.9■*	Third Amended and Restated Severance Benefits Agreement dated as of March 3, 2021, between Company and Glenn Fuller.

10.10■
Offer of Employment dated as of November 26, 2018, between Company and Daniel Ingle, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 16, 2019 (SEC File No. 001-34761).

10.11■
Inducement Stock Option Award Agreement dated as of January 16, 2019, between Company and Daniel Ingle, incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019 (SEC File No. 001-34761).

10.12■
Amended and Restated Severance Benefits Agreement dated as of March 3, 2021, between Company and Daniel Ingle, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 4, 2021 (SEC File No. 001-34761).

10.13■
Offer of Employment dated as of November 16, 2020, between Company and Michael Sadowski, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2020 (SEC File No. 001-34761).

10.14■*	Inducement Stock Option Award Agreement dated as of November 30, 2020, between Company and Michael Sadowski.

10.15■
Amended and Restated Severance Benefits Agreement dated as of March 3, 2021, between Company and Michael Sadowski, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 4, 2021 (SEC File No. 001-34761).

10.16■
Offer of Employment dated as of October 2, 2018, between Company and Sara Partin, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2018, filed with the SEC on November 8, 2018 (SEC File No. 001-34761).

10.17■
Inducement Stock Option Award Agreement dated as of October 22, 2018, between Company and Sara Partin, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2018, filed with the SEC on November 8, 2018 (SEC File No. 001-34761).

10.18■*	Amended and Restated Severance Benefits Agreement dated as of March 3, 2021, between Company and Sara Partin.

10.19
Fourth Amended and Restated Stockholder Agreement dated as of March 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2017 (SEC File No. 001-34761).

10.20
Lease Agreement dated as of March 11, 2020, between Company and The Irvine Company LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 16, 2020 (SEC File No. 001-34761).

10.21
Lease Agreement dated as of December 9, 2015, between Company and Rivergate Tower Owner, LLC, as amended by Amendment No. 1 to Lease Agreement dated November 21, 2016, incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the SEC on March 9, 2017 (SEC File No. 001-34761).

10.22
Contract for Lease and Deposit dated as of June 1, 2016, between AW GUA, Limitada, and Mertech, Sociedad Anonima, for office No. 1101, incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K filed with the SEC on March 9, 2017 (SEC File No. 001-34761); Letter Agreements for Lease Extension dated as of December 18, 2019 and January 6, 2020, between AW GUA, Limitada, and Mertech, Sociedad Anonima, for office No. 1101, incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on March 27, 2020 (SEC File No. 001-34761).

10.23
Contract for Lease and Deposit dated as of June 1, 2016, between AW GUA, Limitada, and Mertech, Sociedad Anonima, for office No. 1102, incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K filed with the SEC on March 9, 2017 (SEC File No. 001-34761); Letter Agreements for Lease Extension dated as of December 18, 2019 and January 6, 2020, between AW GUA, Limitada, and Mertech, Sociedad Anonima, for office No. 1102, incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed with the SEC on March 27, 2020 (SEC File No. 001-34761).

10.24
Tax Benefit Preservation Plan Exemption Agreement and Irrevocable Proxy dated as of November 15, 2017, by and among Company, Piton Capital Partners LLC, a Delaware limited liability company (“Piton Capital”), and Piton Capital’s managing members, incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Current Report on Form 8-K filed with the SEC on November 17, 2017 (SEC File No. 001-34761).

10.25
Tax Benefit Preservation Plan Exemption Agreement and Irrevocable Proxies, effective as of November 30, 2018, by and among Company, Daniel M. Negari, The 1 8 999 Trust, a trust organized under the laws of Nevada, Michael R. Ambrose, and The Insight Trust, a trust organized under the laws of Nevada, incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, to the Current Report on Form 8-K filed with the SEC on November 30, 2018 (SEC File No. 001-34761).

10.26
Transitional License and Linking Agreement dated as of January 1, 2017, by and among Company, Internet Brands, Inc., a Delaware corporation, and Car.com, Inc., a Delaware corporation, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 6, 2017 (SEC File No. 001-34761).

10.27
Form of Warrant to Purchase Common Stock (on an as-converted basis following the conversion of Series B Junior Preferred Stock) dated as of October 1, 2015, issued by the Company to the persons listed on Schedule A thereto, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 6, 2015 (SEC File No. 001-34761).

10.28
Loan, Security and Guarantee Agreement dated as of March 26, 2020, by and among AutoWeb, Inc., as Borrower, Autobytel, Inc., AW GUA USA, Inc., and Car.com, Inc., as Guarantors, Certain Financial Institutions, as lenders, and CIT Northbridge Credit LLC, as agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 26, 2020 (SEC File No. 001-34761); as amended by First Amendment to Loan, Security and Guarantee Agreement dated as of May 18, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2020 (SEC File No. 001-34761).

21.1*	Subsidiaries of AutoWeb, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, Moss Adams LLP.

24.1*	Power of Attorney (included in the signature page hereto).

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated March 11, 2021.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated March 11, 2021.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated March 11, 2021.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)
*	Filed or Furnished herewith.
■	Management Contract or Compensatory Plan or Arrangement.

Item 16.
Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 2021.

AUTOWEB, INC.

By:	/s/ JARED R. ROWE
Jared R. Rowe
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of AutoWeb, Inc., a Delaware corporation (“Company”), and the undersigned Directors and Officers of AutoWeb, Inc. hereby constitute and appoint Jared R. Rowe, Michael Sadowski and Glenn E. Fuller as the Company’s or such Director’s or Officer’s true and lawful attorneys-in-fact and agents, for the Company or such Director or Officer and in the Company’s or such Director’s or Officer’s name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the Company or such Director or Officer might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. FUCHS Michael J. Fuchs	Chairman of the Board and Director	March 11, 2021

/s/ JARED R. ROWE Jared R. Rowe	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2021

/s/ MICHAEL SADOWSKI Michael Sadowski	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2021

/s/ CHERAY DURAN Cheray Duran	Vice President, Corporate Controller (Principal Accounting Officer)	March 11, 2021

/s/ MICHAEL A. CARPENTER Michael A. Carpenter	Director	March 11, 2021

/s/ MATIAS DE TEZANOS Matias de Tezanos	Director	March 11, 2021

/s/ CHAN GALBATO Chan Galbato	Director	March 11, 2021

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	March 11, 2021

/s/ JANET M. THOMPSON Janet M. Thompson	Director	March 11, 2021

/s/ JOSE VARGAS Jose Vargas	Director	March 11, 2021

AUTOWEB, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
AutoWeb, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AutoWeb, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Identifying and evaluating terms and conditions in contracts

For the fiscal year ended December 31, 2020, Company’s revenue was approximately $76.6 million. As described in Note 3 to the consolidated financial statements, the Company applies the following steps in their determination of revenue to be recognized: 1) identification of the contract with a customer; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when, or as, the Company satisfies a performance obligation. The Company earns revenue from multiple revenue streams and frequently enters into contracts that include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Further, the Company’s revenue contracts are subject to frequent amendment.

The identification and evaluation of all relevant terms and conditions in each contract has been determined to be a critical audit matter. The principal considerations for this determination include the fact that the Company’s revenue process is largely manual and requires the evaluation of a large volume of contracts which are subject to frequent modification or amendment, which results in a significant effort by the Company to identify and evaluate all the relevant terms and conditions in each contract with a customer and its impact on revenue recognition. This led to a high degree of audit effort in performing our audit procedures to evaluate whether all the relevant terms and conditions in its revenue contracts were appropriately identified and evaluated by the Company.

The primary audit procedures we performed to address the critical audit matter included, among others, testing the completeness and accuracy of the Company’s identification and evaluation of the appropriate contract utilized by examining revenue arrangements on a test basis, and testing the Company’s application of the terms and conditions in the contract by inspecting the corresponding invoice and payment remittance ensuring the revenue was recognized in the appropriate period.

/s/ Moss Adams LLP
San Diego, California
March 11, 2021
We have served as the Company’s auditor since 2012.

AUTOWEB, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$10,803	$892
Restricted cash	4,304	5,054
Accounts receivable, net of allowances for bad debts and customer credits of $406 and $740 at December 31, 2020 and 2019, respectively	13,955	24,051
Prepaid expenses and other current assets	847	1,265
Total current assets	29,909	31,262
Property and equipment, net	2,953	3,349
Right-of-use assets	2,892	2,528
Intangible assets, net	4,733	7,104
Other assets	642	661
Total assets	$41,129	$44,904

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,233	$14,412
Borrowings under revolving credit facility	10,185	3,745
Accrued employee-related benefits	2,123	1,351
Other accrued expenses and other current liabilities	538	1,636
Current portion of the PPP loan	1,384	—
Current portion of lease liabilities	1,015	1,167
Current portion of financing debt	65	—
Total current liabilities	22,543	22,311
Lease liabilities, net of current portion	2,191	1,497
Financing debt, net of current portion	60	—
Total liabilities	24,794	23,808
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized
Series A Preferred stock 2,000,000 shares authorized, none issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 13,169,204 and 13,146,831 shares issued and outstanding at December 31, 2020 and 2019, respectively	13	13
Additional paid-in capital	366,087	364,028
Accumulated deficit	(349,765)	(342,945)
Total stockholders’ equity	16,335	21,096
Total liabilities and stockholders’ equity	$41,129	$44,904

The accompanying notes are an integral part of these consolidated financial statements.

AUTOWEB, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per-share data)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Lead generation	$61,114	$90,728	$96,936
Digital advertising	15,441	23,173	28,169
Other revenues	15	80	484
Total revenues	76,570	113,981	125,589
Cost of revenues	52,890	91,412	101,315
Cost of revenues – impairment	—	—	9,014
Gross profit	23,680	22,569	15,260
Operating expenses:
Sales and marketing	8,201	10,512	12,178
Technology support	6,574	8,849	13,838
General and administrative	12,718	14,175	16,318
Depreciation and amortization	1,711	4,371	4,897
Goodwill impairment	—	—	5,133
Long-lived asset impairment	—	—	1,968
Total operating expenses	29,204	37,907	54,332
Operating loss	(5,524)	(15,338)	(39,072)
Interest and other (expense) income:
Interest (expense) income	(1,524)	(410)	(106)
Other income (expense)	238	529	356
Loss before income tax provision	(6,810)	(15,219)	(38,822)
Income tax provision (benefit)	10	10	(6)
Net loss	$(6,820)	$(15,229)	$(38,816)

Basic loss per common share	$(0.52)	$(1.17)	$(3.04)
Diluted loss per common share	$(0.52)	$(1.17)	$(3.04)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOWEB, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total

Balance at December 31, 2017	13,059,341	$13	—	$—	$356,054	$(288,900)	$67,167
Share-based compensation	—	—	—	—	4,866	—	4,866
Issuance of common stock upon exercise of stock options	28,467	—	—	—	98	—	98
Cancellation of restricted stock	(188,333)	—	—	—	—	—	—
Issuance of common stock	60,975	—	—	—	200	—	200
Net loss	—	—	—	—	—	(38,816)	(38,816)
Balance at December 31, 2018	12,960,450	$13	—	$—	$361,218	$(327,716)	$33,515
Share-based compensation	—	—	—	—	2,402	—	2,402
Issuance of common stock upon exercise of stock options	213,048	—	—	—	408	—	408
Cancellation of restricted stock	(26,667)	—	—	—	—	—	—
Issuance of common stock
Net loss	—	—	—	—	—	(15,229)	(15,229)
Balance at December 31, 2019	13,146,831	$13	—	$—	$364,028	$(342,945)	$21,096
Share-based compensation	—	—	—	—	1,984	—	1,984
Issuance of common stock upon exercise of stock options	22,373	—	—	—	75	—	75
Net loss	—	—	—	—	—	(6,820)	(6,820)
Balance at December 31, 2020	13,169,204	$13	—	$—	$366,087	$(349,765)	$16,335

The accompanying notes are an integral part of these consolidated financial statements.

AUTOWEB, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(6,820)	$(15,229)	$(38,816)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,624	6,454	8,544
Goodwill impairment	—	—	5,133
Intangible asset impairment	—	—	9,014
Provision for bad debt	291	293	241
Provision for customer credits	83	250	217
Share-based compensation	1,984	2,402	4,866
Right-of-use-assets	1,426	1,697	—
Lease Liabilities	(1,248)	(1,706)	—
Write-down of assets	—	59	—
Loss on disposal of assets	6	—	—
Long-lived asset impairment	—	—	1,968
(Gain)/loss on investment	—	(250)	(25)
Change in deferred tax assets	—	—	692
Changes in assets and liabilities:
Accounts receivable	9,722	2,304	(1,445)
Prepaid expenses and other current assets	418	(20)	814
Other non-current assets	19	(145)	(278)
Accounts payable	(7,279)	(3,753)	5,076
Accrued expenses and other current liabilities	(325)	(1,773)	1,079
Net cash provided by (used in) operating activities	1,901	(9,417)	(2,920)
Cash flows from investing activities:
Purchases of property and equipment	(596)	(1,640)	(896)
Proceeds from sale of investment	—	250	125
Net cash used in investing activities	(596)	(1,390)	(771)
Cash flows from financing activities:
Borrowings under PNC credit facility	28,564	73,968	—
Principal payments on PNC credit facility	(32,308)	(70,223)	—
Borrowings under CNC credit facility	71,072	—	—
Principal payments on CNC credit facility	(60,887)	—	—
Principal payments on MUFG Union Bank credit facility	—	—	(8,000)
Borrowings under the PPP loan	1,384	—	—
Proceeds from issuance of common stock	—	—	200
Payments on convertible note	—	(1,000)	—
Payments under financing agreement	(44)	—	—
Net proceeds from stock option exercises	75	408	98
Net cash provided by (used in) financing activities	7,856	3,153	(7,702)
Net increase (decrease) in cash and cash equivalents	9,161	(7,654)	(11,393)
Cash and cash equivalents and restricted cash, beginning of period	5,946	13,600	24,993
Cash and cash equivalents and restricted cash, end of period	$15,107	$5,946	$13,600

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$892	$13,600	$24,993
Restricted cash at beginning of period	5,054	—	—
Cash and cash equivalents and restricted cash at beginning of period	$5,946	$13,600	$24,993

Cash and cash equivalents at end of period	$10,803	$892	$13,600
Restricted cash at end of period	4,304	5,054	—
Cash and cash equivalents and restricted cash at end of period	$15,107	$5,946	$13,600

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$12	$4
Cash refunds for income taxes	$849	$128	$223
Cash paid for interest	$845	$176	$118

Supplemental schedule of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,790	$—	$
Financing for the purchase of fixed assets	$170	$—	$—
Purchases on account related to capitalized software	$99	$—	$—

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

The Company accounts for comprehensive income in accordance with ASC 220 (“Comprehensive Income”), which specifies the computation, presentation, and disclosure requirements for comprehensive income (loss). During the reported periods, the Company had no other comprehensive income.

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

Restricted Cash. For purposes of the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows, restricted cash primarily consists of cash pledged pursuant to the CNC Credit Agreement (See Note 7).

Accounts Receivable.  Credit is extended to customers based on an evaluation of the customer’s financial condition, and when credit is extended, collateral is generally not required. Interest is not normally charged on receivables.

Allowances for Bad Debts and Customer Credits.  The allowance for bad debts is an estimate of bad debt expense that could result from the inability or refusal of customers to pay for services. Additions to the estimated allowance for bad debts are recorded to general and administrative expenses and are based on factors such as historical write-off percentages, the current business environment and known concerns within the current aging of accounts receivable. Reductions in the estimated allowance for bad debts due to subsequent cash recoveries are recorded as a decrease in general and administrative expenses. As specific bad debts are identified, they are written off against the previously established estimated allowance for bad debts with no impact on operating expenses.

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

The Company’s investments during the year ended December 31, 2018, consisted of an investment in GoMoto and SaleMove which were accounted for under the cost method. On July 30, 2019, the Company entered into a Repurchase Agreement with GoMoto, pursuant to which GoMoto repurchased these 317,460 shares of Series Seed Preferred Stock and 1,781,047 shares of Series A-2 Preferred Stock from the Company for an aggregate purchase price of $250,000. During the year ended December 31, 2018, the Company sold its interest back to SaleMove for $0.1 million. See Note 5 for further discussion.

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

If there is a decline in the general economic environment that negatively affects the financial condition of the Company’s customers or an increase in the number of customers that are dissatisfied with their services, additional estimated allowances for bad debts and customer credits may be required, and the impact on the Company’s business, results of operations, financial condition, earnings per share, cash flow or the trading price of the Company’s stock could be material.

The Company has a concentration of credit risk with the Company’s automotive industry related accounts receivable balances, particularly with Carat Detroit (General Motors), Ford Direct, Urban Science Applications (which represents several Manufacturer programs) and Autodata Solutions. During 2020, approximately 46% of the Company’s total revenues were derived from these four customers, and approximately 62% or $8.6 million of gross accounts receivable related to these four customers at December 31, 2020.  Carat Detroit accounted for 12% and 19% of total revenues and accounts receivable, respectively, as of December 31, 2020. Ford Direct accounted for 11% and 16% of total revenues and accounts receivable, respectively, as of December 31, 2020. Urban Science Applications accounted for 12% and 15% of total revenues and accounts receivable, respectively, as of December 31, 2020. Autodata Solutions accounted for 11% and 12% of total revenues and accounts receivable, respectively, as of December 31, 2020.

During 2019, approximately 25% of the Company’s total revenues were derived from Urban Science Applications and Carat Detroit. Approximately 33% or $8.4 million of gross accounts receivable related to these two customers at December 31, 2019.  Urban Science Applications accounted for 15% and 13% of total revenues and accounts receivable, respectively, as of December 31, 2019. Carat Detroit accounted for 9% and 21% of total revenues and accounts receivable, respectively, as of December 31, 2019.

During 2018, approximately 37% of the Company’s total revenues were derived from Urban Science Applications (which represents several Manufacturer programs), General Motors and media.net Advertising and approximately 41% or $11.2 million of gross accounts receivable related to these three customers at December 31, 2018.  Urban Science Applications accounted for 18% and 21% of total revenues and accounts receivable, respectively, as of December 31, 2018. Media.net Advertising accounted for 10% and 6% of total revenues and accounts receivable, respectively, as of December 31, 2018. General Motors accounted for 9% and 13% of total revenues and accounts receivable, respectively, as of December 31, 2018.

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

Operating Leases.  The Company leases office space and certain office equipment under operating lease agreements which expire on various dates through 2025, with options to renew on expiration of the original lease terms. These operating lease agreements include one material related-party agreement, whereby the Company incurred $0.1 million of operating lease payments during 2020.

The lease term begins on the date of initial possession of the leased property for purposes of recognizing rent expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Capitalized Internal Use Software and Website Development Costs.  The Company capitalizes costs to develop internal use software in accordance with ASC 350-40, “Internal-Use Software,” and ASC 350-50, “Website Development Costs,” which require the capitalization of external and internal computer software costs and website development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three to five years. Capitalized website development costs, once placed in service, are amortized using the straight-line method over the estimated useful life of the related websites.  The Company placed in service $1.5 million and $0.4 million of such costs for the years ended December 31, 2020 and 2019, respectively.

Indefinite-lived intangible assets. Indefinite-lived intangible assets consist of a domain name, which was acquired as part of the Dealix/Autotegrity acquisition in 2015, which is tested for impairment annually, or more frequently if an event occurs or circumstances changes that would indicate that impairment may exist. When evaluating indefinite-lived intangible assets for impairment, the Company may first perform a qualitative analysis to determine whether it is more-likely-than-not that the indefinite-lived intangible assets are impaired. If the Company does not perform the qualitative assessment, or if the Company determines that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount, the Company will calculate the estimated fair value of the indefinite-lived intangible asset. Fair value is the price a willing buyer would pay for the indefinite-lived intangible asset and is typically calculated using an income approach. If the carrying amount of the indefinite-lived intangible asset exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value.

Impairment of Long-Lived Assets and Intangible Assets.  The Company periodically reviews long-lived amortizing assets to determine if there is any impairment of these assets. The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the long-lived assets and other intangibles. Future events could cause the Company to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. The Company assesses the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, the Company would write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on the Company’s financial condition and results of operations. In 2018, the Company recorded impairments totaling $11.0 million, primarily attributable to a $9.0 million charge due to the Company’s decision to terminate the support provisions of the DealerX License Agreement, which significantly impacted the usability of the asset. The remaining $2.0 million is comprised of a $1.6 million customer relationships impairment related to a 2015 acquisition after determining that a significant percentage of acquired customers were no longer part of the dealer base, and the write-off of $0.4 million in cash advances to SaleMove. The Company did not record any impairment of long-lived assets and intangible assets in 2020 and 2019, respectively.

Goodwill.  Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. The Company evaluates the carrying value of enterprise goodwill for impairment by comparing the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired. The Company evaluates enterprise goodwill, at a minimum, on an annual basis in the fourth quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may be impaired. The Company recorded goodwill impairment of $5.1 million in 2018.

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

 Income Taxes.  The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance, if necessary, to reduce deferred tax assets to an amount it believes is more-likely-than-not to be realized.

ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Cuts and Jobs Act of 2017 (“TCJA”) provisions, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740.

In 2017, the Company recorded provisional amounts for certain enactment-date effects of the TCJA, for which the accounting had not been finalized, by applying the guidance in SAB 118. The Company recorded a decrease in deferred tax assets of $11.7 million, with a corresponding net adjustment to deferred income tax expense of $11.7 million for the year ended December 31, 2017. In addition, the Company recognized a deemed repatriation of $0.6 million of deferred foreign income from its Guatemala subsidiary, which did not result in any incremental tax cost after application of foreign tax credits.  Accordingly, the Company completed accounting for the effects of the TCJA in 2018 and did not recognize any material adjustments to the 2017 provisional income tax expense.

The TCJA created a provision known as global intangible low-tax income (“GILTI”) that imposes a U.S. tax on certain earnings of foreign subsidiaries that are subject to foreign tax below a certain threshold. We have made an accounting policy election to reflect GILTI taxes, if any, as a current income tax expense in the period incurred.

In response to the coronavirus pandemic, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the TCJA. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the TCJA. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020.

Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the TCJA) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the TCJA. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2020, or to its net deferred tax assets as of December 31, 2020.

Computation of Basic and Diluted Net Earnings (Loss) per Share.  Basic net earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net earnings (loss) per share is computed using the weighted-average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted method, during the period. Potential common shares consist of unvested restricted stock, common shares issuable upon the exercise of stock options, the exercise of warrants, and conversion of convertible notes.

The following are the share amounts utilized to compute the basic and diluted net earnings (loss) per share for the years ended December 31:

	2020	2019	2018
Basic Shares:
Weighted average common shares outstanding	13,144,314	13,070,898	12,756,191
Weighted average common shares repurchased	—	—	—
Basic Shares	13,144,314	13,070,898	12,756,191

Diluted Shares:
Basic Shares	13,144,314	13,070,898	12,756,191
Weighted average dilutive securities	—	—	—
Dilutive Shares	13,144,314	13,070,898	12,756,191

For the years ended December 31, 2020, 2019 and 2018, basic and diluted weighted average shares are the same as the Company generated a net loss for the period and potentially dilutive securities are excluded because they have an anti-dilutive impact.

Potentially dilutive securities representing approximately 3.8 million, 4.4 million, and 3.5 million shares of common stock for the years ended December 31, 2020, 2019, and 2018, respectively, were excluded from the computation of diluted income per share for these periods because their effect would have been anti-dilutive.

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

Advertising Expense.  Advertising costs are expensed in the period incurred and the majority of advertising expense is recorded in sales and marketing expense. Advertising expense in the years ended December 31, 2020, 2019 and 2018 was $0.3 million, $0.6 million and $1.4 million, respectively.

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

Variable Consideration

Leads are generally sold with a right-of-return for services that do not meet customer requirements as specified by the relevant contract. Rights-of-return can be estimated, and provisions for estimated returns are recorded as a reduction in revenue by the Company in the period revenue is recognized, and thereby accounted for as variable consideration. The Company includes the allowance for customer credits in its net accounts receivable balances on the Company’s balance sheet at period end. However, it should be noted that from time to time, the Company may issue discounts or credits on current invoices. These discounts or credits are direct reductions to revenue without a change in the allowance for customer credits. Allowance for customer credits totaled $64,000 and $194,000 as of December 31, 2020 and 2019, respectively.

See further discussion below on significant judgments exercised by the Company in regard to variable consideration.

Contract Assets and Contract Liabilities Unbilled Revenue

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing. From time to time, the Company may have balances on its balance sheet representing revenue that has been recognized by the Company upon satisfaction of performance obligations and earning a right to receive payment. These not-yet invoiced receivable balances are driven by the timing of administrative transaction processing, and are not indicative of partially complete performance obligations.

Deferred Revenue

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying its performance obligations, including amounts which are refundable. Such activity is not a common practice of operation for the Company. The Company had zero deferred revenue included in its consolidated balance sheets as of December 31, 2020 and 2019. Payment terms and conditions can vary by contract type. Generally, payment terms within the Company’s customer contracts include a requirement of payment within 30 to 60 days from date of invoice. Typically, customers make payments after receipt of invoice for billed services, and less typically, in advance of rendered services.

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

As specific customer credits are identified, they are charged against this allowance with no impact on revenues. Returns and credits are measured at contract inception, with respective obligations reviewed each reporting period or as further information becomes available, whichever is earlier, and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. The allowance for customer credits is included in the net accounts receivable balances of the Company’s balance sheets as of December 31, 2020 and 2019.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by revenue source and has determined that disaggregating revenue into these categories sufficiently depicts the differences in the nature, amount, timing, and uncertainty of its revenue streams.

The following table summarizes revenue from contracts with customers, disaggregated by revenue source, for the years ended December 31, 2020, 2019 and 2018. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Lead generation	$61,114	$90,728	$96,936
Digital advertising
Clicks	13,058	19,599	23,387
Display and other advertising	2,383	3,574	4,782
Other revenues	15	80	484
Total revenues	$76,570	$113,981	$125,589

4.
Disposals

Disposal of Specialty Finance Leads Product

In December 2016, AutoWeb sold substantially all of the assets of its automotive specialty finance leads group to Internet Brands, Inc., a Delaware corporation (“Internet Brands”). In connection with this disposal of assets, the parties to the transaction entered into a Transitional License and Linking Agreement (“Transition Agreement”). Under the Transition Agreement, AutoWeb and its Car.com subsidiary provide Internet Brands certain transition services and arrangements, including (i) the grant of a limited, non-exclusive, non-transferable license to Internet Brands to use the Car.com logo and name solely for sales and marketing purposes in Internet Brand’s automotive specialty finance leads business; and (ii) certain redirect linking of consumer traffic from the Company’s specialty finance leads application forms to a landing page designated by Internet Brands.  The Transition Agreement provides that Internet Brands will pay AutoWeb $1.6 million in fees over the five-year term of the Transition Agreement, and the Company received $0.3 million, $0.3 million, and $0.4 million during the years ended December 31, 2020, 2019 and 2018, respectively, related to the Transition Agreement.

5.
Investments

SaleMove

              In September 2013, the Company entered into a Convertible Note Purchase Agreement with SaleMove in which AutoWeb invested $150,000 in SaleMove in the form of an interest bearing, convertible promissory note.  In November 2014, the Company invested an additional $400,000 in SaleMove in the form of an interest bearing, convertible promissory note.  Upon closing of a preferred stock financing by SaleMove in July 2015, these two notes were converted in accordance with their terms into an aggregate of 190,997 Series A Preferred Stock, which shares are classified as a long-term investment on the consolidated balance sheet as of December 31, 2016. The Company recorded an impairment charge of $0.6 million in SaleMove in 2017. On June 5, 2018, the Company sold its shares of Series A Preferred stock back to SaleMove for $125,000. The gain of $125,000 is recorded in Interest and other income (expense) on the Consolidated Statement of Operations for year ended December 31, 2018.

 In October 2013, the Company entered into a Reseller Agreement with SaleMove to become a reseller of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone. The Company and SaleMove equally share in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company advanced $1.0 million to SaleMove to fund SaleMove’s 50% share of various product development, marketing and sales costs and expenses. These previously advanced funds are repaid to the Company from SaleMove’s share of net revenues and expenses from the Reseller Agreement each reporting period. During the three months ended September 30, 2018, the Company performed a qualitative review of the agreement with SaleMove and, based on several factors related to the trend in operating results from this reseller arrangement and costs being incurred by the Company, the parties agreed to allow the arrangement to expire November 30, 2018, one month earlier than the original expiration date of December 31, 2018. Upon expiration of the Reseller Agreement, the remaining outstanding advances are no longer recoverable from SaleMove, and, accordingly, the Company has impaired the remaining balance of $364,000 of advances due from SaleMove. The impairment charge is included in “Long-lived asset impairment” in the Consolidated Statement of Operations for the year ended December 31, 2018.

GoMoto

              In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto in which the Company paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The $100,000 investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.  In October 2015 and May 2016, the Company invested an additional $375,000 and $375,000 in each period in the form of convertible promissory notes (“GoMoto Notes”). The GoMoto Notes accrue interest at an annual rate of 4.0% and are due and payable in full upon demand by the Company or at GoMoto’s option ten days’ written notice unless converted prior to the repayment of the GoMoto Notes. The GoMoto Notes will be converted into preferred stock of GoMoto in the event of a preferred stock financing by GoMoto of at least $1.0 million prior to repayment of the GoMoto Notes. At December 31, 2018 and 2017, both the GoMoto Notes and related interest receivable are fully reserved on the Consolidated Condensed Balance Sheets because the Company believed the amounts were not recoverable. Further, the three months ended September 30, 2018, represented the third consecutive quarter of declining operating results for GoMoto and, as such, the Company performed a qualitative review of its investment in GoMoto. Based on continuing deterioration in GoMoto’s financial position, the Company believed that uncertainty existed in the recoverability of its remaining investment of $100,000 in GoMoto and, accordingly, recognized a loss on the investment which has been recorded in “Interest and other income (expense)” on the Consolidated Statement of Operations for the year ended December 31, 2018.

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

6.
Selected Balance Sheet Accounts

Property and equipment consist of the following:

	As of December 31,
	2020	2019
	(in thousands)
Computer software and hardware	$4,940	$11,267
Capitalized internal use software	7,391	5,878
Furniture and equipment	935	1,743
Leasehold improvements	884	1,613
Construction in progress	805	1,537
	14,955	22,038
Less—Accumulated depreciation and amortization	(12,002)	(18,689)
Property and equipment, net	$2,953	$3,349

As of December 31, 2020 and 2019, capitalized internal use software, net of amortization, was $1.4 million and $0.6 million, respectively.  Depreciation and amortization expense related to property and equipment was $1.3 million for the year ended December 31, 2020.  Of this amount, $0.8 million was recorded in cost of revenues and $0.5 million was recorded in operating expenses for the year ended December 31, 2020. Depreciation and amortization expense related to property and equipment was $1.6 million for the year ended December 31, 2019.  Of this amount, $0.9 million was recorded in cost of revenues and $0.7 million was recorded in operating expenses for the year ended December 31, 2019. Depreciation and amortization expense related to property and equipment was $2.0 million for the year ended December 31, 2018.  Of this amount, $1.2 million was recorded in cost of revenues and $0.8 million was recorded in operating expenses for the year ended December 31, 2018.

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

The Company makes judgments about the recoverability of purchased intangible assets with definite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with definite lives is measured by comparing the carrying amount of the asset to the future undiscounted cashflows the asset is expected to generate. In the third quarter of 2018, the Company performed an analysis of its planned future use of two intangible assets in the licenses and customer relationships asset groups. As a result of realignment activities finalized in the third quarter of 2018, the Company made a determination that the Company’s use of certain assets would not be continued as originally planned. Accordingly, the Company performed further analysis to quantitatively determine the amount of impairment for each of these intangible assets as of September 30, 2018.

An assessment was performed on the DealerX License intangible asset, whereby lead generation and acquisition cost, amongst other things, was compared to alternate sources of lead generation available to the Company. As a result of the Company’s analysis, the Company concluded that the effectiveness of the platform was not in-line with the enhanced consumer-to-client matchmaking that the Company is seeking and made the decision in the third quarter to terminate DealerX’s Platform Support Obligations, significantly impacting the usability of the asset by the Company. Accordingly, the Company recorded impairment charges of $9.0 million in connection with the impairment of this long-lived asset with the expense recorded in Cost of revenues-impairment on the Company’s Consolidated Statements of Operations for the year ended December 31, 2018.

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

The Company’s intangible assets will be amortized over the following estimated useful lives (in thousands):

		December 31, 2020			December 31, 2019
Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks/trade names/licenses/ domains	3 – 7 years	$16,589	$(15,961)	$628	$16,589	$(15,442)	$1,147
Customer relationships	2 - 5 years	19,563	(19,563)	—	19,563	(18,800)	763
Developed technology	5-7 years	8,955	(7,050)	1,905	8,955	(5,961)	2,994
		$45,107	$(42,574)	$2,533	$45,107	$(40,203)	$4,904

		December 31, 2020			December 31, 2019
Indefinite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain	Indefinite	$2,200	$—	$2,200	$2,200	$—	$2,200

Amortization expense is included in “Cost of revenues” and “Depreciation and amortization” in the Statements of Operations.  Amortization expense was $2.4 million, $4.9 million, and $8.1 million in 2020, 2019 and 2018, respectively. Amortization expense for 2018 includes $1.6 million related to the above-mentioned customer relationship impairment. The $9.0 million impairment related to DealerX was recorded to Cost of revenues - impairment. Amortization expense for intangible assets for the next four years is as follows:

Year	Amortization Expense
(in thousands)

2021	$1,499
2022	902
2023	86
2024	46
$2,533

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.  The Company impaired goodwill by $5.1 million during the year ended December 31, 2018.

As of December 31, 2020, and 2019, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Accrued employee related benefits	$2,123	$1,351
Other accrued expenses and other current liabilities:
Other accrued expenses	143	532
Amounts due to customers	94	354
Other current liabilities	301	750
Total other accrued expenses and other current liabilities	538	1,636

Total accrued expenses and other current liabilities	$2,661	$2,987

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

7.
Debt

The Company and MUFG Union Bank, N.A. (“Union Bank”), entered into a Loan Agreement dated February 26, 2013, as amended on September 10, 2013, January 13, 2014, May 20, 2015, June 1, 2016, June 28, 2017 and December 27, 2017 (the original Loan Agreement, as amended to date, is referred to collectively as the “Credit Facility Agreement).” The Credit Facility Agreement provided for (i) a $9.0 million term loan (“Term Loan 1”); (ii) a $15.0 million term loan (“Term Loan 2”); and (iii) an $8.0 million working capital revolving line of credit (“Revolving Loan”). The term loans were fully paid as of December 31, 2017. The Revolving Loan was fully paid as of March 31, 2018, at which time the Credit Facility Agreement was terminated.

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

             On October 29, 2019, the Company, the Company’s U.S. Subsidiaries, and PNC entered into a First Amendment to the PNC Credit Agreement (“PNC Credit Agreement First Amendment”) that provided for an amended financial covenant related to the Company’s minimum required EBITDA (as defined in the PNC Credit Agreement). This amended financial covenant required the Company to maintain its consolidated EBITDA (as defined in the PNC Credit Agreement) at stated minimum levels (i) of $0.7 million for the quarter ended September 30, 2019; (ii) $250,000 for the month of October 2019; (iii) $600,000 for the two months ended November 30, 2019; and ranging from $3.6 million to $7.5 million for the later periods set forth in the PNC Credit Agreement First Amendment during the remaining term of the PNC Credit Agreement. In addition, the PNC Credit Agreement First Amendment added a new financial covenant requiring the Company to maintain at least a 1.20 to 1.00 Fixed Charge Coverage Ratio (as defined in the PNC Credit Agreement First Amendment) for the periods set forth in the PNC Credit Agreement First Amendment. If the Company failed to comply with the minimum EBITDA requirements or the Fixed Charge Coverage Ratio, the Company had the right to cure (“Cure Right”) through the application of the proceeds from the sale of new equity interests in the Company, subject to the conditions set forth in the PNC Credit Agreement First Amendment. The Cure Right could not be exercised more than three times during the term of the PNC Credit Agreement and any proceeds from a sale of equity interests could not be less than the greater of (i) the amount required to cure the applicable default; and (ii) $500,000.

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

As of December 31, 2020, the Company had $10.2 million outstanding under the CNC Credit Agreement and approximately $1.1 million of net availability. To increase the borrowing base sufficient enough to meet the minimum borrowing usage requirement, the Company on June 29, 2020, placed $3.0 million into a restricted cash account that provided for greater availability under the CNC Credit Agreement. The Company placed an additional $1.0 million into the same restricted cash account in December 2020. The Company can borrow up to 97.5% of the total restricted cash amount. The restricted cash accrues interest at a variable rate currently averaging 0.25% per annum.

Financing costs related to the CNC Credit Agreement, net of accumulated amortization, of approximately $0.4 million, have been deferred over the initial term of the loan and are included in other assets as of December 31, 2020. The interest rate per annum applicable to borrowings under the CNC Credit Agreement is the LIBO plus 5.5%. The LIBO Rate is equal to the greater of (i) 1.75%, and (ii) the rate determined by the Agent to be equal to the quotient obtained by dividing (1) the LIBO Base Rate (i.e., the rate per annum determined by Agent to be the offered rate that appears on the applicable Bloomberg page) for the applicable LIBOR Loan for the applicable interest period by (2) one minus the Eurodollar Reserve Percentage (i.e., the reserve percentage in effect under regulations issued from time to time by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirement with respect to Eurocurrency funding for the applicable LIBOR Loan for the applicable interest period). If adequate and reasonable means do not exist for ascertaining or the LIBOR rate is no longer available, the Company and the Agent may amend the CNC Credit Agreement to replace LIBOR with an alternate benchmark rate. If no LIBOR successor rate is determined, the obligation of the lenders to make or maintain LIBOR loans will be suspended and the LIBO Base Rate component will no longer be utilized in determining the base rate.

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

However, if Agent determines that (i) adequate and reasonable means do not exist for ascertaining LIBOR for any requested interest period and such circumstances are unlikely to be temporary; (ii) the administrator of the LIBOR screen rate or a governmental authority having jurisdiction over the Agent has made a public statement identifying a specific date after which LIBOR or the LIBOR screen rate shall no longer be made available, or used for determining the interest rate of loans (“Scheduled Unavailability Date”); or (iii) syndicated loans currently being executed, or that include language similar to that contained in this paragraph are being executed or amended to incorporate or adopt a new benchmark interest rate to replace LIBOR, then, Agent and the Company may amend the CNC Credit Agreement to replace LIBOR with an alternate benchmark rate (“LIBOR Successor Rate”) and any such amendment will become effective unless lenders holding more than 50% in value of the loans or commitments under the CNC Credit Agreement do not accept such amendment. If no LIBOR Successor Rate has been determined and the circumstances under clause (i) above exist or the Scheduled Unavailability Date has occurred, (x) the obligation of lenders to make or maintain LIBOR Loans will be suspended (to the extent of the affected LIBOR Loans or interest periods), and (y) the LIBO Base Rate component will no longer be utilized in determining the Base Rate.  The Base Rate for any day is a fluctuating rate per annum equal to the highest of: (i) the Federal Funds Rate plus 1/2 of 1%; (ii) the rate of interest in effect for such day as publicly announced from time to time by JPMorgan Chase Bank, N.A. as its “prime rate” in effect for such day; or (iii) the most recently available LIBO Base Rate (as adjusted by any minimum LIBO Rate floor) plus 1%. The Applicable Margin is equal to 5.50%. The CNC Credit Agreement expires on March 26, 2023.

On April 16, 2020, the Company received a loan in the amount of approximately $1.38 million (“PPP Loan”) from PNC pursuant to the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (“SBA”) under the CARES Act. The PPP Loan was granted pursuant to a Paycheck Protection Program Term Note dated April 16, 2020, issued by the Company (“PPP Note”).

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

The PPP Note matures on April 16, 2022, and bears interest at a rate of 1.00% per annum. Principal and accrued interest are payable monthly in equal installments commencing November 15, 2020, unless the PPP Loan is forgiven as described below. The PPP Note may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Note contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The proceeds from the PPP Loan could only be used to retain workers and maintain payroll or make mortgage interest, lease and utility payments. For purposes of the CARES Act, payroll costs excluded compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount could be for non-payroll costs. Forgiveness of the PPP Loan is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The outstanding principal will be reduced in the event the Loan, or any portion thereof, is forgiven pursuant to the PPP. The Company originally applied for loan forgiveness on October 12, 2020, using the 8-week loan forgiveness methodology. Prior to final PNC Bank review acceptance and final submission to the SBA, the Company reapplied for loan forgiveness using the 24-week methodology on December 29, 2020. The loan forgiveness application was reviewed by PNC Bank and submitted to the SBA on December 30, 2020.

On January 13, 2021, the Company received a notice from PNC Bank regarding forgiveness of the loan in the principal amount of approximately $1.38 million that was made to the Company pursuant to the SBA PPP under the CARES Act of 2020. The notice states that SBA has remitted to PNC a loan forgiveness payment equal to $1.39 million, which constitutes full payment and forgiveness of the principal amount of the PPP loan and all accrued interest.

              On June 10, 2020, the Company entered into a thirty-six-month equipment financing agreement (“Financing Agreement”) with Dimension Funding LLC. The Financing Agreement provides for an advance payment of approximately $170,000 to be used to secure furniture and fixtures for the Company’s new office location in Irvine, California. Payments of approximately $5,300 (inclusive of imputed interest) are made monthly under the Financing Agreement. As of December 31, 2020, the Company has paid approximately $45,000. The Financing Agreement will mature on December 31, 2022.

The Company’s future commitments under the Financing Agreement as of December 31, 2020, are as follows:

Year (1)
2021	$65
2022	60
Total financing debt	$125

 8.
Commitments and Contingencies

Operating Leases

The Company adopted ASC 842, Leases, on January 1st, 2019. Consequently, financial information has not been updated for dates and periods before January 1, 2019. The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. The Company has lease arrangements for certain equipment and facilities that typically have original terms not exceeding five years and, in some cases, contain automatic renewal provisions that provide for multiple year renewal terms unless either party, prior to the then-expiring term, notifies the other party of the intention not to renew the lease. The Company’s lease terms may also include options to terminate the lease when it is reasonably certain that the Company will exercise such options. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company had a weighted average remaining lease term of 3.0 years and a weighted average discount rate as determined by the Company CNC Credit Agreement of 6.25% as of December 31, 2020. The Company had a weighted average remaining lease term of 1.6 years and a weighted average discount rate of 5.5% as of December 31, 2019.

Lease Liabilities

Lease liabilities as of December 31, 2020, consist of the following:

Current portion of lease liabilities	$1,015
Long-term lease liabilities, net of current portion	2,191
Total lease liabilities	$3,206

The Company leases its facilities and certain office equipment under operating leases which expire on various dates through 2025.  The Company’s future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows (in thousands):

Years Ending December 31,
2021	$1,187
2022	881
2023	797
2024	528
2025	196
Total minimum lease payments	3,589
Less imputed interest	383
Total lease liabilities	$3,206

On March 11, 2020, the Company entered into a Lease Agreement (“New Irvine Lease”) with The Irvine Company LLC, pursuant to which the Company leases approximately 12,000 square feet of office space located in Irvine, California. The term of the New Irvine Lease commenced on August 1, 2020, and continues for a period of approximately five years, unless earlier terminated in accordance with the terms of the New Irvine Lease. The Company has the option to extend the term of the New Irvine Lease for one additional period of five years. The new office space replaced the Company’s prior, approximately 39,361 square feet of office space in Irvine, California, the lease for which expired July 31, 2020. The Company included the New Irvine Lease on its balance sheet and within the future minimum lease payment table above.

Operating lease cost was $1.7 million, $2.0 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. In June 2017, the Company subleased one of its buildings to a third party for the remainder of the lease term which expired in February 2019. Rent expense for the years ended December 31, 2019 and 2018, is net of sublease income of $26,000 and $0.2 million, respectively.

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

9.
Retirement Savings Plan

The Company has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”) (the “401(k) Plan”). The 401(k) Plan covers all employees of the Company who are over 21 years of age and is effective on the first day of the month following date of hire. Under the 401(k) Plan, participating employees are allowed to defer up to 100% of their pretax salaries not to exceed the maximum IRC deferral amount. The Company contributions to the 401(k) Plan are discretionary. The Company contribution for the year ended December 31, 2020, was $0.1 million. The Company contribution for the years ended December 31, 2019 and 2018, was $0.3 million each year.

10.
Stockholders’ Equity

Stock-Based Incentive Plans

The Company has established plans that provide for stock-based awards (“Awards”), primarily in the form of stock options and restricted stock awards (“RSAs”), to employees, directors, and consultants.  As of June 21, 2018, new Awards may only be granted under the 2018 Equity Incentive Plan, and as of December 31, 2020, an aggregate of approximately 2.5 million shares of Company common stock were available for granting of new Awards under the 2018 Equity Incentive Plan.

Share-based compensation expense is included in costs and expenses in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Share-based compensation expense:
Cost of revenues	$—	$—	$23
Sales and marketing	116	304	982
Technology support	81	197	1,247
General and administrative	1,787	1,901	2,615

Share-based compensation expense	1,984	2,402	4,867

Amount capitalized to internal use software	—	—	1

Total share-based compensation expense	$1,984	$2,402	$4,866

During the year ended December 31, 2019 and 2018, certain Awards were modified or accelerated in connection with the termination of employment of certain former officers of the Company. In accordance with guidance provided under ASC 718 and related ASU No. 2017-09 and ASU No. 2018-07, the Company recognized Award modification and acceleration expenses related to these events in the period incurred. Modification expense was determined by using the Black-Scholes option pricing model to estimate the fair value of the modified awards as of the new measurement date and respective fair value assumptions. The Company recognized acceleration expense of $0.2 million and $2.1 million in the years ended December 31, 2019 and 2018, respectively. No awards were accelerated or modified for the year ended December 31, 2020.

As of December 31, 2020, 2019 and 2018, there was approximately $1.6 million, $3.0 million and $2.6 million, respectively, of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of approximately 1.5 years.

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

Awards granted under the Company’s stock option plans were estimated to have a weighted average grant date fair value per share of $1.27, $1.77 and $1.75 for the years ended December 31, 2020, 2019 and 2018, respectively, based on the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2020	2019	2018
Expected volatility	74%	65%	68%
Expected risk-free interest rate	0.9%	2.2%	2.6%
Expected life (years)	4.6	4.4	4.5

A summary of the Company’s outstanding stock options as of December 31, 2020, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2019	4,361,606	$5.80	4.8	$37
Granted	635,000	2.15
Exercised	(22,373)	3.35		29
Forfeited or expired	(1,215,563)	8.72
Outstanding at December 31, 2020	3,758,670	$4.26	4.7	$270
Vested and expected to vest at December 31, 2020	3,625,650	$4.31	4.7	$254
Exercisable at December 31, 2020	2,323,528	$5.12	4.2	$47

Service-Based Options.  During the years ended December 31, 2020, 2019 and 2018, the Company granted 635,000, 1,697,883, and 2,056,700 service-based stock options, which had weighted average grant date fair values of $1.27, $1.77, and $1.75, respectively.

 Stock option exercises. During 2020, there were 22,373 options exercised, with an aggregate weighted average exercise price of $3.35. During 2019, there were 213,048 options exercised, with an aggregate weighted average exercise price of $1.92. During 2018, 28,467 options were exercised, with an aggregate weighted average exercise price of $3.39. The total intrinsic value of options exercised during 2020 is de minimis. The total intrinsic value of options exercised during 2019 and 2018 was $0.5 million and $0.1 million, respectively.

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

 Market Condition Options. On January 21, 2016, the Company granted 100,000 stock options to its former chief executive officer (“Former CEO”) with an exercise price of $17.09 and grant date fair value of $1.47 per option, using a Monte Carlo simulation model (“Former CEO Market Condition Options”).   The Former CEO Market Condition Options were previously valued at $2.94 per option but were revalued when the requisite stockholder approval for the Company’s Amended and Restated 2014 Equity Incentive Plan was obtained in June 2016. The Former CEO Market Condition Options were subject to both stock price-based and service-based vesting requirements. On April 12, 2018, pursuant to the stock option award agreement, vesting of then-unvested Former CEO Market Condition Options was accelerated with the termination of employment of the Former CEO, resulting in the recognition of approximately $0.8 million of non-recurring share-based compensation expense during the first quarter of 2018.

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

Restricted Stock Awards. The Company granted an aggregate of 125,000 RSAs on April 23, 2015, in connection with the promotion of one of its executive officers. Of these 125,000 RSAs, 25,000 were service-based and 100,000 were performance-based. The forfeiture restrictions of the service-based RSAs lapse with respect to one-third of the restricted stock on each of the first, second, and third anniversaries of the date of the award. Forfeiture restrictions lapsed on 8,333 shares and 8,333 shares of restricted stock on April 23, 2016 and April 23, 2017, respectively. During the year ended December 31, 2018, 8,333 of the foregoing service-based RSAs and 100,000 of the performance-based RSAs were forfeited upon the resignation of this executive officer.

The Company granted an aggregate of 345,000 RSAs on September 27, 2017, to senior officers of the Company. These RSAs are service-based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second, and third anniversaries of the date of the award. During the year ended December 31, 2018, 80,000 shares of RSAs were forfeited upon the resignation of two executive officers, the forfeiture restrictions on 175,000 shares of RSA lapsed upon the termination of employment of the Former CEO and three officers of the Company, and the forfeiture restrictions on 40,000 shares of RSAs were modified upon the entry into a consulting agreement with a former executive officer (with 26,666 of these 40,000 shares being forfeited in 2019). The Company recognized expense of $0.8 million related to the acceleration of vesting and modification of these RSAs during the year ended December 31, 2018. During the year ended December 31, 2019, the forfeiture restrictions on 3,333 shares of RSA lapsed upon the termination of employment of a former officer of the Company, and the Company recognized a de minimis amount of expense related to the acceleration of vesting of these RSAs during the year ended December 31, 2019. As of December 31, 2020, the Company does not have any unvested RSAs.

Options and Warrants Outstanding and Shares Available for New Awards Under Stockholder-Approved Plans

As of December 31, 2020, the Company had outstanding the following options and warrants to purchase shares of common stock and shares available for new Awards under stockholder-approved plans:

Number of Shares
Stock options outstanding	3,758,670
Authorized for future Award grants under stockholder-approved stock-based incentive plans	2,497,070
Warrants outstanding	1,482,400
Total	7,738,140

Tax Benefit Preservation Plan

The Company’s Tax Benefit Preservation Plan dated as of May 26, 2010 between AutoWeb and Computershare Trust Company, N.A., as rights agent, as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, Amendment No. 2 to Tax Benefit Preservation Plan dated as of April 13, 2017, Amendment No. 3 to Tax Benefit Preservation Plan dated as of March 31, 2020, and Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012 (collectively, the “Tax Benefit Preservation Plan”) was adopted by the Company’s Board of Directors to protect stockholder value by preserving the Company’s net operating loss carryovers and other tax attributes that the Tax Benefit Preservation Plan is intended to preserve (“Tax Benefits”).  Under the Tax Benefit Preservation Plan, rights to purchase capital stock of the Company (“Rights”) have been distributed as a dividend at the rate of five Rights for each share of common stock.  Each Right entitles its holder, upon triggering of the Rights, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $20.00 (as such price may be adjusted under the Tax Benefit Preservation Plan) or, in certain circumstances, to instead acquire shares of common stock. The Rights will convert into a right to acquire common stock or other capital stock of the Company in certain circumstances and subject to certain exceptions.  The Rights will be triggered upon the acquisition of 4.9% or more of the Company’s outstanding common stock or future acquisitions by any existing holder of 4.9% or more of the Company’s outstanding common stock. If a person or group acquires 4.9% or more of the Company’s common stock, all rights holders, except the acquirer, will be entitled to acquire, at the then exercise price of a Right, that number of shares of the Company common stock which, at the time, has a market value of two times the exercise price of the Right. The Rights will expire upon the earliest of: (i) the close of business on May 26, 2023 unless that date is advanced or extended, (ii) the time at which the Rights are redeemed or exchanged under the Tax Benefit Preservation Plan, (iii)  the repeal of Section 382 or any successor statute if the Board determines that the Tax Benefit Preservation Plan is no longer necessary for the preservation of the Company’s Tax Benefits, (iv) the beginning of a taxable year of the Company to which the Board determines that no Tax Benefits may be carried forward, or (v) such time as the Board determines that a limitation on the use of the Tax Benefits under Section 382 would no longer be material to the Company. The Tax Benefit Preservation Plan was reapproved by the Company’s stockholders at the Company’s 2020 Annual Meeting of Stockholders and will expire on May 26, 2023 unless that date is advanced or extended by the Company’s Board of Directors.

Warrant

On October 1, 2015 (“AWI Merger Date”), AutoWeb entered into and consummated an Agreement and Plan of Merger by and among AutoWeb, New Horizon Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of AutoWeb (“Merger Sub”), Autobytel, Inc. (formerly AutoWeb, Inc.), a Delaware corporation (“AWI”), and Jose Vargas, in his capacity as Stockholder Representative.  On the AWI Merger Date, Merger Sub merged with and into AWI, with AWI continuing as the surviving corporation and as a wholly owned subsidiary of AutoWeb.  AWI was a privately owned company providing an automotive search engine that enables Manufacturers and Dealers to optimize advertising campaigns and reach highly targeted car buyers through an auction-based click marketplace.  Prior to the acquisition, the Company previously owned approximately 15% of the outstanding shares of AWI, on a fully converted and diluted basis, and accounted for the investment on the cost basis.

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

Stock Repurchase

On June 7, 2012, September 17, 2014 and September 6, 2017, the Company announced that its Board of Directors had authorized the Company to repurchase up to $2.0 million, $1.0 million and $3.0 million of the Company’s common stock, respectively. Under these repurchase programs, the Company may repurchase common stock from time to time on the open market or in private transactions. These authorizations do not require the Company to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate the programs at any time. The Company will fund future repurchases through the use of available cash. No shares were repurchased in 2020 or 2019. As of December 31, 2020, $2.3 million remains available for stock repurchases under the program.

11.
Income Taxes

The components of income (loss) before income tax provision are as follows for the years ended December 31:

	2020	2019	2018
	(in thousands)

United States	$(7,089)	$(15,647)	$(39,334)
International	279	428	512
Total loss before income tax provision	$(6,810)	$(15,219)	$(38,822)

Income tax expense (benefit) from continuing operations consists of the following for the years ended December 31:

	2020	2019	2018
	(in thousands)
Current:
Federal	$—	$—	$32
State	10	10	(6)
Foreign	—	—	—
	10	10	26
Deferred:
Federal	(562)	(2,065)	(6,213)
State	(159)	(417)	(1,188)
Foreign	—	—	—
	(721)	(2,482)	(7,401)

Change in federal tax rate	—	—	—

Valuation allowance	721	2,482	7,369

Total income tax expense (benefit)	$10	$10	$(6)

The reconciliations of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2020, 2019 and 2018, are as follows:

	2020	2019	2018
Tax provision at U.S. federal statutory rates	21.0%	21.0%	21.0%
State income taxes net of federal benefit	2.1	3.0	3.2
Deferred tax asset adjustments – NOL related	0.0	(0.4)	(0.2)
Non-deductible permanent items	(1.1)	(0.3)	(0.2)
Stock options	(28.0)	(3.2)	(3.4)
Goodwill impairment	0.0	—	(1.5)
Other	0.0	(3.9)	(0.2)
Change in valuation allowance	5.8	(16.3)	(18.7)
Effective income tax rate	(0.2)%	(0.1)%	0.0%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2020 and 2019 are as follows:

	2020	2019
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$103	$187
Accrued liabilities	412	826
Net operating loss carryforwards	24,798	23,933
Intangible assets	4,259	4,334
Share-based compensation expense	228	2,120
Other	1,370	406
Total gross deferred tax assets	31,181	31,806
Valuation allowance	(30,447)	(31,168)
Total deferred tax assets	734	638

Deferred tax liabilities:
Right of use assets	(733)	(638)
Fixed assets	—	—
Other	(1)	—
Total gross deferred tax liabilities	(734)	(638)
Net deferred tax assets	$—	$—

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the TCJA. The TCJA established new tax laws that will take effect in 2018, including, but not limited to (i) reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (ii) elimination of the corporate AMT; (iii) a new limitation on deductible interest expense; (iv) the Transition Tax; (v) limitations on the deductibility of certain executive compensation; (vi) changes to the bonus depreciation rules for fixed asset additions; and (vii) limitations on NOLs generated after December 31, 2017, to 80% of taxable income.

ASC 740, “Income Taxes,” requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA’s provisions, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740.

In 2017, we recorded provisional amounts for certain enactment date effects of the TCJA, for which the accounting had not been finalized, by applying the guidance in SAB 118. At December 31, 2017, the Company recorded a decrease in deferred tax assets and deferred tax liabilities of $11.7 million and $0.0 million, respectively, with a corresponding net adjustment to deferred income tax expense of $11.7 million for the year ended December 31, 2017. In addition, the Company recognized a deemed repatriation of $0.6 million of deferred foreign income from its Guatemala subsidiary, which did not result in any incremental tax cost after application of foreign tax credits. Accordingly, the Company completed our accounting for the effects of the TCJA in 2018 and did not recognize any material adjustments to the 2017 provisional income tax expense.

The TCJA created a provision known as GILTI that imposes a U.S. tax on certain earnings of foreign subsidiaries that are subject to foreign tax below a certain threshold. The Company has made an accounting policy election to reflect GILTI taxes, if any, as a current income tax expense in the period incurred.

During 2020 and 2019, the Company continued to experience losses and is not projecting taxable income in the near future. Based on this evaluation, the Company recorded an additional valuation allowance of $0.7 million and $2.5 million against its deferred tax assets during the years ended 2020 and 2019, respectively. Based on the weight of available evidence, the Company believes that it is more likely than not that these deferred tax assets will not be realized.

In response to the coronavirus pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the TCJA. Corporate taxpayers may carryback net operating losses (“NOL’s”) originating during 2018 through 2020 for up to five years, which was not previously allowed under the TCJA. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020.

Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the TCJA) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the TCJA. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2020, or to its net deferred tax assets as of December 31, 2020.

The CARES Act lifts certain deduction limitations originally imposed by the TCJA. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the TCJA. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020.

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act of 2021 (the “Act”).  The Act enhances and expands certain provisions of the CARES Act.  The Act permits taxpayers whose PPP loans are forgiven to deduct the expenses relating to their loans to the extent they would otherwise qualify as ordinary and necessary business expenses. This rule applies retroactively to the effective date of the CARES Act, so that expenses paid using funds from PPP loans previously issued under the CARES Act are deductible, regardless of when the loan was forgiven. The Company’s $1.4M PPP loan was completely forgiven in January 2021 and the expenses are currently deductible on the Company’s 2020 Federal tax return.

On December 31, 2020, the Company had federal and state NOLs of approximately $104.1 million and $48.9 million, respectively.  $30.0 million of the federal NOLs have an indefinite life and do not expire. The remaining $74.1 million of the federal and all of the state NOLs expire through 2035 and 2040, respectively, as follows:

The federal NOLs expire through 2035 as follows (in millions):

2025	$4.2
2026	25.5
2027	15.5
2028	5.2
2029	7.7
2030	10.6
2031	1.3
2032	—
2033	0.1
2034	2.5
2035	1.5
Do not expire	30.0
$104.1

The state NOLs expire through 2040 as follows (in millions):

2028	$2.6
2029	5.8
2030	11.0
2034	1.4
2035	0.8
2038	2.3
2039	2.2
2040	0.6
California NOLs	26.8
Other State NOLs	22.1
Total State NOLs	$48.9

Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the IRC, as well as similar state provisions. These ownership changes may limit the amount of NOLs and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  A Section 382 ownership change occurred in 2006 and any changes have been reflected in the NOLs presented above as of December 31, 2020.

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

At December 31, 2020, the Company has state research and development tax credit carryforwards of $0.2 million.  The previous federal tax credits have been written off in the current year and the state credits do not expire.

As of December 31, 2020, and 2019, the Company had unrecognized tax benefits of approximately $0.2 million and $0.5 million, respectively, all of which, if subsequently recognized, would have affected the Company’s tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019
	(in thousands)
Balance at January 1,	$464	$464
Reductions based on tax positions related to prior years and settlements	(275)	—
Balance at December 31,	$189	$464

The Company is subject to taxation in the United States and various foreign and state jurisdictions. In general, the Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2017 and 2016, respectively (except for the use of tax losses generated prior to 2017 that may be used to offset taxable income in subsequent years). The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company has not accrued any interest associated with its unrecognized tax benefits in the years ended December 31, 2020 and 2019.

12.
Selected Quarterly Financial Data (Unaudited)

The following table presents quarterly unaudited consolidated financial information for the eight quarters preceding December 31, 2020. Such information is presented on the same basis as the annual information presented in the accompanying consolidated financial statements. In management’s opinion, this information reflects all normal recurring adjustments that are necessary for a fair statement of the results for these periods.

	Quarter Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
	(in thousands, except per-share amounts)
Total net revenues	$17,252	$17,813	$17,033	$24,472	$26,687	$28,552	$27,142	$31,604
Gross profit (loss)	$5,860	$6,423	$6,040	$5,357	$5,522	$5,907	$5,384	$5,757
Net income (loss)	$(937)	$(448)	$(1,374)	$(4,061)	$(3,177)	$(1,739)	$(4,953)	$(5,360)
Basic earnings (loss) per share	$(0.07)	$(0.03)	$(0.10)	$(0.31)	$(0.24)	$(0.13)	$(0.38)	$(0.41)
Diluted earnings (loss) per share	$(0.07)	$(0.03)	$(0.10)	$(0.31)	$(0.24)	$(0.13)	$(0.38)	$(0.41)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Allowance for bad debts:
Beginning balance	$546	$445	$679
Additions	470	330	241
Write-offs	(674)	(229)	(475)
Ending balance	$342	$546	$445
Allowance for customer credits:
Beginning balance	$194	$121	$213
Additions	(26)	250	198
Write-offs	(104)	(177)	(290)
Ending balance	$64	$194	$121
Tax valuation allowance:
Beginning balance	$31,168	$28,687	$21,318
Charged (credited) to tax expense	(721)	2,481	7,369
Charged (credited) to retained earnings	—	—	—
Ending balance	$30,447	$31,168	$28,687