Form 10-Q
period 2021-03-31
AutoWeb, Inc.
filed 2021-05-06
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or
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

As of May 3, 2021, there were 13,465,871 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$11,218	$10,803
Restricted cash	4,307	4,304
Accounts receivable, net of allowances for bad debts and customer credits of $307 and $406 at March 31, 2021 and December 31, 2020, respectively	13,916	13,955
Prepaid expenses and other current assets	690	847
Total current assets	30,131	29,909
Property and equipment, net	3,080	2,953
Right-of-use assets	2,668	2,892
Intangible assets, net	4,331	4,733
Other assets	551	642
Total assets	$40,761	$41,129
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,131	$7,233
Borrowings under revolving credit facility	10,207	10,185
Accrued employee-related benefits	1,568	2,123
Other accrued expenses and other current liabilities	511	538
Current portion of the PPP Loan	—	1,384
Current portion of lease liabilities	1,020	1,015
Current portion of financing debt	66	65
Total current liabilities	21,503	22,543
Lease liabilities, net of current portion	1,944	2,191
Financing debt, net of current portion	44	60
Total liabilities	23,491	24,794
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 11,445,187 shares authorized
Series A Preferred stock, 2,000,000 shares authorized, none issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized, 13,443,909 and 13,169,204 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	13	13
Additional paid-in capital	366,712	366,087
Accumulated deficit	(349,455)	(349,765)
Total stockholders’ equity	17,270	16,335
Total liabilities and stockholders’ equity	$40,761	$41,129

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except per-share data)

	Three Months Ended March 31,
	2021	2020

Revenues:
Lead generation	$14,186	$18,460
Digital advertising	3,694	6,012
Total revenues	17,880	24,472
Cost of revenues	12,071	19,115
Gross profit	5,809	5,357
Operating expenses:
Sales and marketing	2,200	2,132
Technology support	1,367	1,857
General and administrative	3,132	3,943
Depreciation and amortization	204	722
Total operating expenses	6,903	8,654

Operating loss	(1,094)	(3,297)
Interest and other (expense) income:
Interest (expense) income, net	(251)	(832)
Other income (expense)	1,655	68
Total interest and other (expense) income	1,404	(4,061)
Net income (loss)	$310	$(4,061)

Basic income (loss) per common share	$0.02	$(0.31)

Diluted income (loss) per common share	$0.02	$(0.31)

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

Three Months Ended March 31, 2021
	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2020	13,169,204	$13	—	$—	$366,087	$(349,765)	$16,335
Share-based compensation	—	—	—	—	499	—	499
Issuance of common stock upon exercise of stock options	54,705	—	—	—	126	—	126
Issuance of restricted stock	220,000	—	—	—	—	—	—
Net income	—	—	—	—	—	310	310
Balance at March 31, 2021	13,443,909	$13	—	$—	$366,712	$(349,455)	$17,270

Three Months Ended March 31, 2020
	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total

Balance at December 31, 2019	13,146,831	$13	—	$—	$364,028	$(342,945)	$21,096
Share-based compensation	—	—	—	—	509	—	509
Net loss	—	—	—	—	—	(4,061)	(4,061)
Balance at March 31, 2020	13,146,831	$13	—	$—	$364,537	$(347,006)	$17,544

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$310	$(4,061)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	641	1,212
Provision for bad debts, net of recoveries	(177)	12
Provision for customer credits	137	92
Forgiveness of the PPP Loan	(1,384)	—
Share-based compensation	499	509
Amortization of right-of-use assets	224	396
Changes in assets and liabilities:
Accounts receivable	79	3,127
Prepaid expenses and other current assets	157	97
Other assets	91	(103)
Accounts payable	598	(1,273)
Accrued expenses and other current liabilities	(583)	(560)
Lease liabilities	(242)	(402)
Net cash provided by (used in) operating activities	350	(954)
Cash flows from investing activities:
Purchases of property and equipment	(66)	(103)
Net cash used in investing activities	(66)	(103)
Cash flows from financing activities:
Borrowings under PNC credit facility	—	28,564
Payments under PNC credit facility	—	(32,308)
Borrowings under CNC credit facility	18,144	8,001
Payments under CNC credit facility	(18,121)	(1,290)
Proceeds from exercise of stock options	126	—
Payments under financing agreement	(15)	—
Net cash provided by financing activities	134	2,967
Net increase in cash and cash equivalents and restricted cash	418	1,910
Cash and cash equivalents and restricted cash, beginning of period	15,107	5,946
Cash and cash equivalents and restricted cash, end of period	$15,525	$7,856

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$10,803	$892
Restricted cash at beginning of period	4,304	5,054
Cash and cash equivalents and restricted cash at beginning of period	$15,107	$5,946

Cash and cash equivalents at end of period	$11,218	$7,354
Restricted cash at end of period	4,307	502
Cash and cash equivalents and restricted cash at end of period	$15,525	$7,856

Supplemental disclosure of cash flow information:
Cash refunds for income taxes	$—	$381
Cash paid for interest	$215	$323
Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,501
Purchases on account related to capitalized software	$300	$—

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

The Company’s consumer-facing automotive websites (“Company Websites”) provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Leads”). Leads are internally generated from Company Websites or acquired from third parties that generate Leads from their websites.

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

2.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  AutoWeb has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of Company management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The unaudited condensed consolidated statement of operations and cash flows for the period ended March 31, 2021, are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2020 Form 10-K.

References to amounts in the consolidated financial statement sections are in thousands, except share and per share data, unless otherwise specified.

As of March 31, 2021 and December 31, 2020, restricted cash primarily consisted of pledged cash pursuant to the CIT Northbridge Credit LLC (“CNC Credit Agreement”) discussed in Note 11.

In early 2020 and continuing as of the date of this Quarterly Report on Form 10-Q, the outbreak of coronavirus has led to quarantines and stay-at-home/work-from-home orders in a number of countries, states, cities and regions and the closure or limited access to public and private offices, businesses and facilities, worldwide, causing widespread disruptions to travel, economic activity and financial markets. The pandemic has led the Company’s Manufacturer and Dealer customers to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of consumers to visit automotive dealerships to purchase or lease vehicles, and (iii) overall health, safety and availability of their labor force. Manufacturers have also shut down assembly plants, adversely impacting inventories of new vehicles. Volatility in the financial markets, concerns about exposure to the virus, governmental quarantines, stay-at-home/work-from-home orders, business closures and employment furloughs and layoffs have also impacted consumer confidence and willingness to visit dealerships and to purchase or lease vehicles. High unemployment rates and lower consumer confidence may continue even after stay-at-home/work-from-home orders and business closures have ended. These disruptions have impacted the willingness or desire of the Company’s customers to acquire vehicle Leads or other digital marketing services from the Company. The Company is also experiencing direct disruptions in the Company’s operations due to the overall health and safety of, and concerns for, the Company’s labor force and as a result of governmental “social distancing” programs, quarantines, travel restrictions and stay-at-home/work-from-home orders, leading to office closures, operating from employee homes and restrictions on the Company’s employees traveling to the Company’s various offices.

In addition to the continued impact of the coronavirus pandemic on supply chains and vehicle inventories and sales, Manufacturers have also experienced significant disruption in the supply of semiconductor chips required for new vehicles due to a worldwide shortage of these chips. As a result, the ability of Manufacturers to maintain regular production output of certain vehicles, and the corresponding reduction in available new vehicle inventories, have adversely impacted vehicle sales. Further disrupting the automotive industry and the number of vehicles available for sale or lease are disruptions in the supply of seat foam and rubber, which is a key material used in tires as well as other components of new vehicles.

The Company is unable to predict the continuing extent, duration and impact of the pandemic and supply chain disruptions on the automotive industry in general, and on the Company’ business and operations specifically. Vehicle sales have declined, and the Company continues to experience cancellations or suspensions of purchases of Leads and other digital marketing services by the Company’s customers, which could materially and adversely affect the Company’s future business, results of operations, financial condition, earnings per share, cash flow or the trading price of our stock (individually and collectively referred to as the Company’s“financial performance”).  In light of the impact of the pandemic and supply chain disruptions, the Company has taken steps to reduce the Company’s overall lead and click generation efforts and corresponding costs to better align the Company’s volumes with industry demand and consumer intent and ability to purchase or lease vehicles. The Company will continue to evaluate these and other cost reduction measures, and explore all options available to the Company, in order to minimize the impact of these events on the Company.

3.
Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact to its consolidated financial statements.

4.
Revenue Recognition

Revenue is recognized upon transfer of control of promised goods or services to the Company’s customers or when the Company satisfies any performance obligations under contract. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for respective goods or services provided. Further, under Accounting Standards Codification 606, “Revenue from Contracts with Customers”, (“ASC 606”) contract assets or contract liabilities that arise from past performance but require a further performance before the obligation can be fully satisfied must be identified and recorded on the balance sheet until respective settlements have been met.

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

Variable Consideration

Leads are generally sold with a right-of-return for services that do not meet customer requirements as specified by the relevant contract. Some leads also are subject to pricing adjustments based upon their subsequent conversion into vehicle sales. Rights-of-returns and lead conversions are estimable, and provisions for these estimates are recorded as a reduction in revenue by the Company in the period revenue is recognized, and thereby accounted for as variable consideration. The Company includes the allowance for customer credits in its net accounts receivable balances on the Company’s balance sheet at period end. Allowance for customer credits approximated $153,000 and $64,000 as of March 31, 2021 and December 31, 2020, respectively.

Contract Assets and Contract Liabilities

Unbilled Revenue

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing. From time to time, the Company may have balances on its balance sheet representing revenue that has been recognized by the Company upon satisfaction of performance obligations and earning a right to receive payment. These not-yet-invoiced receivable balances are driven by the timing of administrative transaction processing, and are not indicative of partially complete performance obligations or unbilled revenue.

Deferred Revenue

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying the Company’s performance obligations, including amounts which are refundable. Such activity is not typical for the Company. The Company had zero deferred revenue included in its consolidated balance sheets as of March 31, 2021 and December 31, 2020. Payment terms and conditions can vary by contract type. Generally, payment terms within the Company’s customer contracts include a requirement of payment within 30 to 60 days from date of invoice. Typically, customers make payments after receipt of invoice for billed services, and less typically, in advance of rendered services.

The Company has not made any significant changes in applying ASC 606 during the three months ended March 31, 2021.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by revenue source and has determined that disaggregating revenue into these categories sufficiently depicts the differences in the nature, amount, timing and uncertainty of revenue streams.

The following table summarizes revenue from contracts with customers, disaggregated by revenue source, for the three months ended March 31, 2021 and 2020. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

	Three Months Ended March 31,
	2021	2020

Lead generation	$14,186	$18,460
Digital advertising
Clicks	2,932	5,349
Display and other advertising	762	663
Total digital advertising	3,694	6,012

Total revenues	$17,880	$24,472

5.
Net Income (Loss) Per Share and Stockholders’ Equity

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

The following are the share amounts utilized to compute the basic and diluted net income (loss) per share for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
Basic Shares:
Weighted average common shares outstanding	13,253,050	13,146,831
Weighted average unvested restricted stock	(75,944)	(13,333)
Basic Shares	13,177,106	13,133,498

Diluted Shares:
Basic shares	13,177,106	13,133,498
Weighted average dilutive securities	140,281	—
Diluted Shares	13,317,387	13,133,498

For the three months ended March 31, 2021, weighted average dilutive securities included dilutive options and restricted stock awards.  For the three months ended March 31, 2020, the Company’s basic and diluted net loss per share are the same because the Company generated a net loss for the period and potentially dilutive securities are excluded from diluted net loss per share because they have an anti-dilutive impact.

For the three months ended March 31, 2021 and 2020, 4.4 million and 4.5 million, respectively, of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share.

6.
Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the Unaudited Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2021	2020

Share-based compensation expense:
Sales and marketing	$30	$32
Technology support	11	27
General and administrative	458	450
Share-based compensation costs	499	509

Total share-based compensation costs	$499	$509

Service-Based Options.  The Company granted the following service-based options for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020

Number of service-based options granted	765,000	460,000
Weighted average grant date fair value	$1.82	$1.09
Weighted average exercise price	$2.60	$2.00

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

 Restricted Stock Awards. The Company granted an aggregate of 220,000 restricted stock awards (“RSAs”) in the first quarter of 2021 to certain executive officers of the Company.  The RSAs are service-based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second and third anniversaries of the date of the award.  Lapsing of the forfeiture restrictions may be accelerated in the event of a change in control of the Company and will accelerate upon the death or disability of the holder of the RSAs.

The grant date fair value of stock options granted during these periods was estimated using the following weighted average assumptions:

	Three Months Ended March 31,
	2021	2020

Dividend yield	—	—
Volatility	94.4%	68%
Risk-free interest rate	0.7%	1.1%
Expected life (years)	4.8	4.5

Stock option exercises.  The following stock options were exercised during the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020

Number of stock options exercised	54,705	—
Weighted average exercise price	$2.30	$—

7.
Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consist of the following:

	March 31, 2021	December 31, 2020

Computer software and hardware	$4,938	$4,940
Capitalized internal use software	7,390	7,391
Furniture and equipment	1,105	935
Leasehold improvements	883	884
Construction in progress	1,001	805
	15,317	14,955
Less—Accumulated depreciation and amortization	(12,237)	(12,002)
Property and Equipment, net	$3,080	$2,953

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

The Company has a concentration of credit risk with its accounts receivable balances. Approximately 59%, or $8.3 million, of gross accounts receivable at March 31, 2021, and approximately 41% of total revenues for the quarter ended March 31, 2021, are related to Urban Science Applications (which represents several Manufacturer programs), Carat Detroit (which represents General Motors), Autodata Solutions and Ford Direct. For 2020, approximately 38%, or $8.2 million, of gross accounts receivable at March 31, 2020, and approximately 34% of total revenues for the quarter ended March 31, 2020, are related to Urban Science Applications, Carat Detroit and Media.net.

Intangible Assets.  The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.

The Company’s intangible assets will be amortized over the following estimated useful lives:

		March 31, 2021			December 31, 2020
Definite-Lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trademarks/trade names/licenses/ domains	3 – 7 years	$16,589	$(16,091)	$498	$16,589	$(15,961)	$628
Customer relationships	2 – 5 years	19,563	(19,563)	—	19,563	(19,563)	—
Developed technology	5 – 7 years	8,955	(7,322)	1,633	8,955	(7,050)	1,905
		$45,107	$(42,976)	$2,131	$45,107	$(42,574)	$2,533

		March 31, 2021			December 31, 2020
Indefinite-Lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Domain	Indefinite	$2,200	$—	$2,200	$2,200	$—	$2,200

Amortization expense is included in “Cost of revenues” and “Depreciation and amortization” in the Unaudited Condensed Consolidated Statements of Operations. Amortization expense was $0.4 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

Amortization expense for the remainder of the year and for future years is as follows:

Year	Amortization Expense

2021	$1,097
2022	902
2023	86
2024	46
$2,131

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020

Accrued employee-related benefits	$1,568	$2,123
Other accrued expenses and other current liabilities:
Other accrued expenses	101	143
Amounts due to customers	82	94
Other current liabilities	328	301
Total other accrued expenses and other current liabilities	511	538

Total accrued expenses and other current liabilities	$2,079	$2,661

8.
Leases

The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. The Company has lease arrangements for certain equipment and facilities that typically have original terms not exceeding five years and, in some cases, contain automatic renewal provisions that provide for multiple year renewal terms unless either party, prior to the then-expiring term, notifies the other party of the intention not to renew the lease. The Company’s lease terms may also include options to terminate the lease when it is reasonably certain that the Company will exercise such options. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Lease Liabilities.  Lease liabilities as of March 31, 2021 and December 31, 2020, respectively, consist of the following:

	March 31, 2021	December 31, 2020
Current portion of lease liabilities	$1,020	$1,015
Long-term lease liabilities, net of current portion	1,944	2,191
Total lease liabilities	$2,964	$3,206

The Company’s aggregate lease maturities as of March 31, 2021, are as follows:

Year
2021 (remaining 9 months)	$895
2022	881
2023	797
2024	528
2025	197
Total minimum lease payments	3,298
Less imputed interest	(334)
Total lease liabilities	$2,964

Rent expense included in operating expenses and cost of revenue was $0.3 million for the three months ended March 31, 2021, with a weighted-average remaining lease term of 2.8 years and a weighted-average discount rate of 6.25%. Rent expense included in operating expenses and cost of revenue was $0.5 million for the three months ended March 31, 2020, with a weighted average remaining lease term of 2.0 years and a weighted-average discount rate of 6.25%.

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

10.
Income Taxes

On an interim basis, the Company estimates what its anticipated annual effective tax rate will be and records a quarterly income tax provision in accordance with the estimated annual rate, adjusted accordingly by the tax effect of certain discrete items that arise during the quarter. As the year progresses, the Company refines its estimated annual effective tax rate based on actual year-to-date results. This process can result in significant changes to the Company's estimated effective tax rate. When such activity occurs, the income tax provision is adjusted during the quarter in which the estimates are refined and adjusted. As such, the Company’s year-to-date tax provision reflects the estimated annual effective tax rate. Therefore, these changes along with the adjustments to the Company’s deferred taxes and related valuation allowance may create fluctuations in the overall effective tax rate from period to period.

Due to overall cumulative losses incurred in recent years, the Company maintained a valuation allowance against its deferred tax assets as of March 31, 2021 and December 31, 2020. The Company’s effective tax rate for the three months ended March 31, 2021, differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of a valuation allowance recorded against the Company's existing tax assets. The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.2 million as of March 31, 2021, all of which, if subsequently recognized, would have affected the Company's tax rate.

As of March 31, 2021 and December 31, 2020, there were no accrued interest and penalties related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the three months ended March 31, 2021 and 2020.

The Company is subject to taxation in the U.S. and in various foreign and state jurisdictions. Due to expired statutes of limitation, the Company’s federal income tax returns for years prior to calendar year 2017 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state jurisdictions where the Company does business, periods prior to calendar year 2016 are no longer subject to examination. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

In response to the coronavirus pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act (“TCJA”). Corporate taxpayers may carryback net operating losses originating during 2018 through 2020 for up to five years, which was not previously allowed under the TCJA. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020.

Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the TCJA) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the TCJA. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three months ended March 31, 2021, or to its net deferred tax assets as of March 31, 2021.

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act of 2021 (the “Act”).  The Act enhances and expands certain provisions of the CARES Act.  The Act permits taxpayers whose Paycheck Protection Program loans (“PPP Loan”) are forgiven to deduct the expenses relating to their loans to the extent they would otherwise qualify as ordinary and necessary business expenses. This rule applies retroactively to the effective date of the CARES Act, so that expenses paid using funds from PPP loans previously issued under the CARES Act are deductible, regardless of when the loan was forgiven. The Company’s $1.4 million PPP loan was completely forgiven in January 2021 and the expenses are currently deductible on the Company’s 2020 federal tax return.

11.
Debt

On April 30, 2019, the Company entered into a $25.0 million Revolving Credit and Security Agreement (“PNC Credit Agreement”) with PNC Bank, N.A. (“PNC”) as agent, and the Company’s U.S. subsidiaries Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc. (“Company U.S. Subsidiaries”). The obligations under the PNC Credit Agreement were guaranteed by the Company’s U.S. subsidiaries and secured by a first priority lien on all of the Company’s and the Company U.S. subsidiaries’ tangible and intangible assets. The PNC Credit Agreement provided a subfacility of up to $5.0 million for letters of credit. The PNC Credit Agreement was to expire on April 30, 2022.

The interest rates per annum applicable to borrowings under the PNC Credit Agreement were, at the Company’s option (subject to certain conditions), equal to either a domestic rate (“Domestic Rate Loans”) or a LIBOR rate for one, two, or three-month interest periods chosen by the Company (“LIBOR Rate Loans”), plus the applicable margin percentage of 2% for Domestic Rate Loans and 3% for LIBOR Rate Loans. The domestic rate for Domestic Rate Loans would be the highest of (i) the base commercial lending rate of the lender, (ii) the overnight bank funding rate plus 0.50%, or (iii) the LIBOR rate plus 1.00% so long as the daily LIBOR rate is offered, ascertainable and not unlawful. The PNC Credit Agreement also provided for commitment fees ranging from 0.5% to 1.5% applied to unused funds (with the applicable fee based on quarterly average borrowings) but with the fees fixed at 1.5% until September 30, 2019. Fees for letters of credit were to be equal to 3% for LIBOR Rate Loans, with a fronting fee for each Letter of Credit in an amount equal to 0.5% of the daily average aggregate undrawn amount of all letters of credit outstanding. The Company was required to maintain a $5.0 million pledged interest-bearing deposit account with the lender until the Company’s consolidated EBITDA is greater than $10.0 million.

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

On January 16, 2020, the Company received a notice of event of default and reservation of rights (“Default Notice”) from PNC Bank under the PNC Credit Agreement advising the Company that an event of default had occurred and was continuing under Section 10.3 of the PNC Credit Agreement by reason of the Company’s failure to deliver to PNC the financial statements and related compliance certificate for the month ended November 30, 2019. Although not covered by the Default Notice at the time, the Company also was not in compliance with the minimum EBITDA financial covenant under the PNC Credit Agreement. As a result of the Default Notice, PNC increased the interest rate under the PNC Credit Agreement by 2.0% per annum.

On March 26, 2020, the Company fully paid the PNC Credit Agreement, at which time it was terminated, and in conjunction with the termination of the PNC Credit Agreement, on March 26, 2020, the Company entered into a $20.0 million Loan, Security and Guarantee Agreement (“CNC Credit Agreement”) with CIT Northbridge Credit LLC, as agent (the “Agent”), and the Company’s U.S. subsidiaries. The CNC Credit Agreement provides for a $20.0 million revolving credit facility with borrowings subject to availability based primarily on limits of 85% of eligible billed accounts receivable and 75% against eligible unbilled accounts receivable. The obligations under the CNC Credit Agreement are guaranteed by the Company’s U.S. subsidiaries and secured by a first priority lien on all of the Company’s and the Company’s U.S. subsidiaries’ tangible and intangible assets. The CNC Credit Agreement has an average minimum borrowing usage requirement of an average of $10,000,000.

As of March 31, 2021, the Company had $10.2 million outstanding under the CNC Credit Agreement and approximately $1.2 million of net availability. To increase the borrowing base sufficient enough to meet the minimum borrowing usage requirement, the Company on June 29, 2020, placed $3.0 million into a restricted cash account that provided for greater availability under the CNC Credit Agreement. The Company placed an additional $1.0 million into the same restricted cash account in December 2020. The Company can borrow up to 97.5% of the total restricted cash amount. The restricted cash accrues interest at a variable rate currently averaging 0.25% per annum.

Financing costs related to the CNC Credit Agreement, net of accumulated amortization, of approximately $0.3 million, have been deferred over the initial term of the loan and are included in other assets as of March 31, 2021. The interest rate per annum applicable to borrowings under the CNC Credit Agreement is the LIBO plus 5.5%. The LIBO Rate is equal to the greater of (i) 1.75%, and (ii) the rate determined by the Agent to be equal to the quotient obtained by dividing (1) the LIBO Base Rate (i.e., the rate per annum determined by Agent to be the offered rate that appears on the applicable Bloomberg page) for the applicable LIBOR Loan for the applicable interest period by (2) one minus the Eurodollar Reserve Percentage (i.e., the reserve percentage in effect under regulations issued from time to time by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirement with respect to Eurocurrency funding for the applicable LIBOR Loan for the applicable interest period). If adequate and reasonable means do not exist for ascertaining or the LIBOR rate is no longer available, the Company and the Agent may amend the CNC Credit Agreement to replace LIBOR with an alternate benchmark rate. If no LIBOR successor rate is determined, the obligation of the lenders to make or maintain LIBOR loans will be suspended and the LIBO Base Rate component will no longer be utilized in determining the base rate.

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

However, if Agent determines that (i) adequate and reasonable means do not exist for ascertaining LIBOR for any requested interest period and such circumstances are unlikely to be temporary; (ii) the administrator of the LIBOR screen rate or a governmental authority having jurisdiction over the Agent has made a public statement identifying a specific date after which LIBOR or the LIBOR screen rate shall no longer be made available, or used for determining the interest rate of loans (“Scheduled Unavailability Date”); or (iii) syndicated loans currently being executed, or that include language similar to that contained in this paragraph are being executed or amended to incorporate or adopt a new benchmark interest rate to replace LIBOR, then Agent and the Company may amend the CNC Credit Agreement to replace LIBOR with an alternate benchmark rate (“LIBOR Successor Rate”) and any such amendment will become effective unless lenders holding more than 50% in value of the loans or commitments under the CNC Credit Agreement do not accept such amendment. If no LIBOR Successor Rate has been determined and the circumstances under clause (i) above exist or the Scheduled Unavailability Date has occurred, (x) the obligation of lenders to make or maintain LIBOR Loans will be suspended (to the extent of the affected LIBOR Loans or interest periods), and (y) the LIBO Base Rate component will no longer be utilized in determining the Base Rate.  The Base Rate for any day is a fluctuating rate per annum equal to the highest of: (i) the Federal Funds Rate plus 1/2 of 1%; (ii) the rate of interest in effect for such day as publicly announced from time to time by JPMorgan Chase Bank, N.A. as its “prime rate” in effect for such day; or (iii) the most recently available LIBO Base Rate (as adjusted by any minimum LIBO Rate floor) plus 1%. The Applicable Margin is equal to 5.50%. The CNC Credit Agreement expires on March 26, 2023.

On April 16, 2020, the Company received a PPP Loan in the amount of approximately $1.38 million from PNC pursuant to the PPP administered by the United States Small Business Administration (“SBA”) under the CARES Act.

On January 13, 2021, the Company received a notice from PNC Bank regarding forgiveness of the loan in the principal amount of approximately $1.38 million that was made to the Company pursuant to the SBA PPP under the CARES Act of 2020. The notice states that SBA has remitted to PNC a loan forgiveness payment equal to $1.39 million, which constitutes full payment and forgiveness of the principal amount of the PPP loan and all accrued interest. In January 2021, the Company recognized the forgiveness of the PPP Loan on its Unaudited Condensed Consolidated Statement of Operations.

On June 10, 2020, the Company entered into a thirty-six-month equipment financing agreement (“Financing Agreement”) with Dimension Funding LLC. The Financing Agreement provides for an advance payment of approximately $170,000 to be used to secure furniture and fixtures for the Company’s new office location in Irvine, California. Payments of approximately $5,300 (inclusive of imputed interest) are made monthly under the Financing Agreement. As of March 31, 2021, the Company has paid approximately $61,000. The Financing Agreement will mature on December 31, 2022.

The Company’s future commitments under the Financing Agreement as of March 31, 2021, are as follows:

Year
2021 (remaining 9 months)	47
2022	63
Total financing debt	$110

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve significant risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2, Part II, Item 1A of this Quarterly Report on Form 10-Q, and under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

The following discussion of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the notes thereto in the 2020 Form 10-K.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations may be affected. For a detailed discussion of the application of our critical accounting policies, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2020 Form 10-K. There have been no changes to our critical accounting policies since we filed our 2020 Form 10-K.

Overview

Total revenues in the first three months of 2021 were $17.9 million compared to $24.5 million in the first three months of 2020. The decline in total revenues was directly related to the impact of the coronavirus pandemic on vehicle sales and overall demand from our clients for our products.  Although our prior strategic focus often generated higher gross revenue, the margin profile and overall quality was lower, resulting in lower overall levels of gross profit and higher client churn. As a part of our strategic decisions, we also shifted focus to our core Leads, clicks and email products and services and away from non-core products and services, such as third-party party product offerings. This shift further negatively impacted total revenues. Generally lower retail Leads sales levels resulting from retail dealer participation attrition in the retail dealer network that occurred in part of 2020 was an additional factor that contributed to lower total revenues during the three months ending March 31, 2021.  As a result of the continued impact of the coronavirus pandemic on vehicle sales, coupled with vehicle inventory and supply related issues, we have continued to intentionally operate at lower levels of media spend to match projected industry selling rates, which provides a more accurate reflection of true consumer demand. Dealers and consumers alike are still contending with broader macroeconomic uncertainty, and with this in mind, our objective is to provide the right mix of high-quality Leads and click traffic to our customers by staying aligned with automotive supply and demand dynamics. Finally, the disruption from the January 2020 malware attack on the Company’s systems also negatively impacted total revenues in 2020. In March 2021, we received an approximate $0.3 million insurance reimbursement related to the January 2020 malware attack, which is partially included in other income for the quarter.

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

Our lead and click generation products have historically operated with limited visibility due to short sales cycles and a high rate of customer churn as clients are able to join and leave our platform with limited notice.  Our advertising business is also subject to seasonal trends, with the first quarter of the calendar year typically showing sequential decline versus the fourth quarter. These factors have historically contributed to volatility in our revenues, cost of revenues, gross profit, and gross profit margin. We anticipate these trends will continue throughout 2021.

Although we are not able at this time to provide any specific guidance regarding our full year 2021 financial performance with detail or accuracy, many industry analysts have forecast improvement in new vehicle unit sales seasonally adjusted annual rate from 14.5 million units in 2020 to a range of 15.5-16.4 million units in 2021, or 7-13% growth. We anticipate that our remaining 2021 financial condition may be adversely impacted when compared to 2020 by (i) the continuing impact of the coronavirus pandemic on vehicle sales and on demand for our products and services; (ii) increased competitive pressure on cost of audience acquisition that may limit how much volume we will be able to profitably source and distribute to our customers; (iii) the costs and revenue impact associated with our efforts to optimize our clicks product; and (iv) the decision to shift our focus to our core leads, clicks and email products and services and away from non-core product and services.

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

In addition to the continued impact of the coronavirus pandemic on supply chains and vehicle inventories and sales, Manufacturers have also experienced significant disruption in the supply of semiconductor chips required for new vehicles due to a worldwide shortage of these chips. As a result, the ability of Manufacturers to maintain regular production output of certain vehicles, and the corresponding reduction in available new vehicle inventories, have adversely impacted vehicle sales. Further disrupting the automotive industry and the number of vehicles available for sale or lease are disruptions in the supply of seat foam and rubber, which is a key material used in tires as well as other components of new vehicles.

We are unable to predict the continuing extent, duration and impact of the pandemic and supply chain disruptions on the automotive industry in general, and on our business and operations specifically. Vehicle sales have declined, and we continue to experience cancellations or suspensions of purchases of Leads and other digital marketing services by our customers, which could materially and adversely affect our financial performance. In light of the impact of the pandemic and supply chain disruptions, we have taken steps to reduce our overall lead and click generation efforts and corresponding costs to better align our volumes with industry demand and consumer intent and ability to purchase or lease vehicles. We will continue to evaluate these and other cost reduction measures, and explore all options available to us, in order to minimize the impact of these events on us.

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following table sets forth certain statement of operations data for the three-month periods ended March 31, 2021 and 2020 (certain amounts may not calculate due to rounding):

	2021	% of total revenues	2020	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead generation	$14,186	79%	$18,460	75%	$(4,274)	(23)%
Digital advertising	3,694	21	6,012	25	(2,318)	(39)
Total revenues	17,880	100	24,472	100	(6,592)	(27)
Cost of revenues	12,071	68	19,115	78	(7,044)	(37)
Gross profit	5,809	32	5,357	22	452	8
Operating expenses:
Sales and marketing	2,200	12	2,132	9	68	3
Technology support	1,367	8	1,857	8	(490)	(26)
General and administrative	3,132	18	3,943	16	(811)	(21)
Depreciation and amortization	204	1	722	3	(518)	(72)
Total operating expenses	6,903	39	8,654	36	(1,751)	(20)
Operating loss	(1,094)	(6)	(3,297)	(14)	2,203	(67)
Interest and other income (expense), net	1,404	8	(764)	(3)	2,168	(284)
Loss before income tax provision	310		(4,061)	(17)	4,371	(108)
Income tax provision	—	—	—	—	—	—
Net income (loss)	$310	2%	$(4,061)	(17)%	$4,371	(108)%

Lead generation.  Lead generation revenues decreased $4.3 million, or 23%, in the first quarter of 2021 compared to the first quarter of 2020 primarily a result of the impact of the coronavirus pandemic on vehicle sales despite forecasted improvement for the full year of 2021. We also reduced our overall Lead generation efforts starting in second quarter of 2020 and continuing into 2021 to better align our volumes with industry demand and consumer intent to purchase a vehicle.

Digital Advertising. Digital advertising revenues decreased $2.3 million, or 39%, in the first quarter of 2021 compared to the first quarter of 2020, as a result of a decrease in click revenue associated with decreased click volume. The decrease in click volume is attributed to the impact of the coronavirus pandemic and our internal decision to reduce overall click generation efforts to better align with industry demand.

Cost of Revenues.  Cost of revenues consists of purchase request and traffic acquisition costs and other cost of revenues. Purchase request and traffic acquisition costs consist of payments made to our third-party purchase request providers, including internet portals and online automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including search engine optimization activity, included on our websites; connectivity costs; development costs related to our websites; technology license fees; server equipment depreciation; and technology amortization directly related to our Websites. Cost of revenues decreased $7.0 million, or 37%, in the first quarter of 2021 compared to the first quarter of 2020 primarily due to decreased SEM, purchase request and traffic acquisition costs.

Gross Profit. Gross profit increased $0.5 million, or 8%, compared to 2020 due to prioritizing gross profitability by reducing lead generation effort as opposed to the maximization of lead traffic and lead volume. Further contributing to this increase was a reduction in cost of revenues primarily driven by a reduction in cost-per-click.

 Sales and Marketing.  Sales and marketing expense include costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising and Dealer support. Sales and marketing expense in the first quarter of 2021 increased $0.1 million, or 3%, compared to the first quarter of 2020 due primarily to an increase SEM and advertising expense.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the first quarter of 2021 decreased by $0.5 million, or 26%, compared to the first quarter of 2020 due primarily to lower headcount related costs.

General and Administrative. General and administrative expense consists of executive, financial, human resources and legal personnel and expenses, costs related to being a public company and bad debt expense. General and administrative expense in the first quarter of 2021 decreased by $0.8 million, or 21%, from the first quarter of 2020 due primarily to lower consulting and recruiting costs and a reduction in compensation and benefit-related expenses.

Depreciation and Amortization.  Depreciation and amortization expense in the first quarter of 2021 decreased by $0.5 million, or 72%, from the first quarter of 2020 primarily due to assets that have been fully depreciated as compared to the same period in the prior year.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net was $1.4 million for the first quarter of 2021 compared to $(0.8) million for the first quarter of 2020.  In the first quarter of 2021, we recorded $1.4 million of income associated with the forgiveness of our PPP Loan. Further contributing to the increase in interest and other income (expense) was an insurance reimbursement related to the January 2020 malware attack in which we recorded $0.2 million on our Unaudited Condensed Consolidated Statement of Operations. Interest expense decreased to $0.3 million in the first quarter of 2021 from $0.8 million in the first quarter of 2020 due to the prior year write-off of our deferred financing fees associated with the revolving line of credit under the PNC Credit Facility. Interest expense includes interest on outstanding borrowings and the amortization of debt issuance costs.

Income Taxes. Income tax expense was zero in the first quarter of 2021 and 2020, respectively. Income tax expense for the quarter ended March 31, 2021 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$350	$(954)
Net cash used in investing activities	(66)	(103)
Net cash provided by financing activities	134	2,967

Our principal sources of liquidity are our cash and cash equivalent balances and borrowings under the CNC Credit Agreement.  Our cash and cash equivalents and restricted cash totaled $15.5 million as of March 31, 2021, compared to $15.1 million as of December 31, 2020. As of March 31, 2021, we had net income of $0.3 million. The net income is primarily attributable to receiving approximately $1.4 million of PPP loan forgiveness coupled with $0.2 million of income associated with the insurance reimbursement related to the January 2020 malware attack. We had cash provided by operations of $0.4 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $349.5 million and stockholders' equity of $17.3 million.

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

We believe that current cash reserves and operating cash flows will be enough to sustain operations for the next twelve months. If we are unsuccessful in meeting our objective to sustain cash generation as a business, we may need to seek to satisfy our future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions; however, there is no assurance that we will be successful in satisfying our future cash needs to continue operations.

Our future capital requirements will depend on many factors, including but not limited to, those discussed in this Item 2, Part II, Item 1A of this Quarterly Report on Form 10-Q and the risk factors set forth in Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K. To the extent that our existing sources of liquidity are insufficient to fund our future operations, we may need to engage in equity or additional or alternative debt financings to secure additional funds. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

For information concerning our CNC Credit Agreement, see Note 11 included in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net Cash Provided by (Used in) Operating Activities.  Net cash provided by operating activities in the three months ended March 31, 2021 of $0.4 million resulted primarily from depreciation and amortization of $0.6 million, stock compensation expense of $0.5 million, net income of $0.3 million, amortization of right-of-use assets of $0.2 million, and $0.1 million net decrease in net working capital. Offsetting these increases was forgiveness of the PPP loan of approximately $1.4 million.

Net cash used in operating activities in the three months ended March 31, 2020 of $1.0 million resulted primarily from net loss of $4.1 million, offset by depreciation and amortization of $1.2 million, stock compensation expense of $0.5 million, other non-cash charges of $0.5 million, and a $0.9 million net decrease in net working capital.

Net Cash Used in Investing Activities.  Net cash used in investing activities during the three months ended March 31, 2021 of $0.1 million was related to purchases of property and equipment.

Net cash used in investing activities during the three months ended March 31, 2020 of $0.1 million was related to purchases of property and equipment.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities of $0.1 million during the three months ended March 31, 2021 primarily consisted of proceeds from the exercise of stock options.

Net cash provided by financing activities of $3.0 million during the three months ended March 31, 2020 primarily consisted of net borrowings on the credit facility.

Off-Balance Sheet Arrangements

At March 31, 2021, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the “Exchange Act”) as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Our future business, results of operations, financial condition, earnings per share, cash flow or the trading price of our stock, individually and collectively referred to as our (“financial performance,”) may be affected by a number of factors, including but not limited to those described in Part I, Item 1A of the 2020 Form 10-K under the heading “Risk Factors” and under the heading “Cautionary Note Concerning Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, any one or more of which could, directly or indirectly, cause the Company’s actual financial performance to vary materially from past, or from anticipated future, financial performance. Any of these factors, in whole or in part, could materially and adversely affect the Company’s financial performance. The risks described in the 2020 Form 10-K are not the only risks we face. In addition to the risks set forth in the 2020 Form 10-K, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our financial performance.

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

10.1■
Third Amended and Restated Severance Benefits Agreement dated as of March 3, 2021, between Company and Glenn Fuller, incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021 (SEC File No. 001-34761).

10.2■
Amended and Restated Severance Benefits Agreement dated as of March 3, 2021, between Company and Daniel Ingle, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 4, 2021 (SEC File No. 001-34761).

10.3■
Amended and Restated Severance Benefits Agreement dated as of March 3, 2021, between Company and Michael Sadowski, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 4, 2021 (SEC File No. 001-34761).

10.4■
Amended and Restated Severance Benefits Agreement dated as of March 3, 2021, between Company and Sara Partin, incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021 (SEC File No. 001-34761).

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated May 6, 2021.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated May 6, 2021.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated May 6, 2021.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Filed or Furnished herewith.
■	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AutoWeb, Inc.

Date: May 6, 2021	By:	/s/ Michael Sadowski
Michael Sadowski
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2021	By:	/s/ Cheray Duran
Cheray Duran
Vice President, Corporate Controller
(Principal Accounting Officer)