Form 10-Q
period 2021-06-30
AutoWeb, Inc.
filed 2021-08-05
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 3, 2021, there were 13,465,871 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$10,849	$10,803
Restricted cash	4,309	4,304
Accounts receivable, net of allowances for bad debts and customer credits of $326 and $406 at June 30, 2021, and December 31, 2020, respectively	14,860	13,955
Prepaid expenses and other current assets	1,400	847
Total current assets	31,418	29,909
Property and equipment, net	3,537	2,953
Right-of-use assets	2,439	2,892
Intangible assets, net	3,929	4,733
Other assets	508	642
Total assets	$41,831	$41,129
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,459	$7,233
Borrowings under revolving credit facility	10,155	10,185
Current portion of the PPP Loan	—	1,384
Accrued employee-related benefits	2,025	2,123
Other accrued expenses and other current liabilities	945	538
Current portion of lease liabilities	951	1,015
Current portion of financing debt	64	65
Total current liabilities	22,599	22,543
Lease liabilities, net of current portion	1,763	2,191
Financing debt, net of current portion	28	60
Total liabilities	24,390	24,794
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 11,445,187 shares authorized,
Series A Preferred Stock, 2,000,000 shares authorized, none- issued and outstanding at June 30, 2021, and December 31, 2020	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized, 13,465,871 and 13,169,204 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	13	13
Additional paid-in capital	367,187	366,087
Accumulated deficit	(349,759)	(349,765)
Total stockholders’ equity	17,441	16,335
Total liabilities and stockholders’ equity	$41,831	$41,129

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues:
Lead generation	$15,225	$14,263	$29,411	$32,723
Digital advertising	3,511	2,770	7,205	8,782
Total revenues	18,736	17,033	36,616	41,505
Cost of revenues	12,179	10,993	24,250	30,108
Gross profit	6,557	6,040	12,366	11,397
Operating expenses:
Sales and marketing	2,103	2,026	4,303	4,158
Technology support	1,271	1,786	2,638	3,643
General and administrative	3,089	2,901	6,221	6,844
Depreciation and amortization	196	559	400	1,281
Total operating expenses	6,659	7,272	13,562	15,926

Operating loss	(102)	(1,232)	(1,196)	(4,529)
Interest and other (expense) income:
Interest (expense) income, net	(248)	(204)	(498)	(1,036)
Other income	46	62	1,700	130
Income (loss) before income tax provision	(304)	(1,374)	6	(5,435)
Income tax provision	—	—	—	—
Net income (loss)	$(304)	$(1,374)	$6	$(5,435)

Basic income (loss) per common share	$(0.02)	$(0.10)	$0.00	$(0.41)

Diluted income (loss) per common share	$(0.02)	$(0.10)	$0.00	$(0.41)

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

Three Months Ended June 30, 2020
	Common Stock		Preferred Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-in- Capital	Accumulated Deficit		Total

Balance at March 31, 2020	13,146,831	$13	—	$—	$364,537	$(347,006)		$17,544
Share-based compensation	—	—	—	—	519	—		519
Net loss	—	—	—	—	—	(1,374	) )	(1,374)
Balance at June 30, 2020	13,146,831	$13	—	$—	$365,056	$(348,380	) )	$16,689

Three Months Ended June 30, 2021
	Common Stock		Preferred Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-in- Capital	Accumulated Deficit	Total

Balance at March 31, 2021	13,443,909	$13	—	$—	$366,712	$(349,455)	$17,270
Share-based compensation	—	—	—	—	425	—	425
Issuance of common stock upon exercise of stock options	21,962	—	—	—	50	—	50
Net loss	—	—	—	—	—	(304)	(304)
Balance at June 30, 2021	13,465,871	$13	—	$—	$367,187	$(349,759)	$17,441

AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY CONTINUED

(Amounts in thousands, except share data)

Six Months Ended June 30, 2020
	Common Stock		Preferred Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-in- Capital	Accumulated Deficit	Total

Balance at December 31, 2019	13,146,831	$13	—	$—	$364,028	$(342,945)	$21,096
Share-based compensation	—	—	—	—	1,028	—	1,028
Net loss	—	—	—	—	—	(5,435)	(5,435)
Balance at June 30, 2020	13,146,831	$13	—	$—	$365,056	$(348,380)	$16,689

Six Months Ended June 30, 2021
	Common Stock		Preferred Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-in- Capital	Accumulated Deficit	Total

Balance at December 31, 2020	13,169,204	$13	—	$—	$366,087	$(349,765)	$16,335
Share-based compensation	—	—	—	—	924	—	924
Issuance of common stock upon exercise of stock options	76,667	—	—	—	176	—	176
Issuance of restricted stock	220,000	—	—	—	—	—	—
Net income	—	—	—	—	—	6	6
Balance at June 30, 2021	13,465,871	$13	—	—	$367,187	$(349,759)	$17,441

 AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$6	$(5,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,266	2,278
Provision for bad debts	(191)	94
Provision for customer credits	200	33
Forgiveness of PPP loan	(1,384)	—
Share-based compensation	924	1,028
Right-of-use assets	453	767
Changes in assets and liabilities:
Accounts receivable	(914)	9,245
Prepaid expenses and other current assets	(553)	(674)
Other assets	134	(84)
Accounts payable	950	(8,169)
Accrued expenses and other current liabilities	309	(147)
Lease liabilities	(492)	(805)
Net cash provided by (used in) operating activities	708	(1,869)
Cash flows from investing activities:
Purchases of property and equipment	(770)	(388)
Net cash used in investing activities	(770)	(388)
Cash flows from financing activities:
Borrowings under PNC credit facility	—	28,564
Principal payments on PNC credit facility	—	(32,308)
Borrowings under CNC credit facility	35,471	33,201
Principal payments on CNC credit facility	(35,501)	(26,020)
Borrowings under PPP Note	—	1,384
Payments under financing agreement	(33)	—
Proceeds from exercise of stock options	176	—
Net cash provided by financing activities	113	4,821
Net increase in cash and cash equivalents	51	2,564
Cash and cash equivalents and restricted cash, beginning of period	15,107	5,946
Cash and cash equivalents and restricted cash, end of period	$15,158	$8,510

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$10,803	$892
Restricted cash at beginning of period	4,304	5,054
Cash and cash equivalents and restricted cash at beginning of period	$15,107	$5,946

Cash and cash equivalents at end of period	$10,849	$5,210
Restricted cash at end of period	4,309	3,300
Cash and cash equivalents and restricted cash at end of period	$15,158	$8,510

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash refunds for income taxes	$1	$381
Cash paid for interest	$435	$449
Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,485
Purchases on account related to capitalized software	$276	$—

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

The Company’s consumer-facing websites (“Company Websites”) provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact consumers regarding purchasing or leasing vehicles (“Leads”). Leads are internally generated from Company Websites or acquired from third parties that generate Leads from their websites.

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

On July 31, 2021, the Company and Tradein Expert, Inc., (“Purchaser”) a Delaware corporation and wholly owned subsidiary of the Company, entered into and consummated an Asset Purchase Agreement (“Purchase Agreement”), by and among the Company, Purchaser, Car Acquisition, LLC, a Texas limited liability company dba CarZeus (“Seller”), Carzuz.com LLC, a Texas limited liability company, McCombs Family Partners, Ltd., a Texas limited partnership and Phil Kandera, an individual, pursuant to which Purchaser acquired specified assets of Seller’s San Antonio, Texas-based used vehicle acquisition platform that operates under the name CarZeus (“CarZeus Purchase Transaction”). CarZeus purchases vehicles directly from consumers and resells them through wholesale channels. The aggregate consideration of the CarZeus Purchase Transaction was $0.4 million in cash. This acquisition will provide the Company with the opportunity to purchase vehicles directly from consumers and resell them primarily through wholesale auctions, forming a complementary, retail-ready product line extension to the Company’s existing consumer offerings.

The Purchase Agreement contains representations, warranties, covenants and conditions that the Company believes are customary for a transaction of this size and type, as well as indemnification provisions subject to specified conditions, including a six-month holdback of approximately $0.1 million (“Holdback Amount”) of the purchase price as a source of security for any indemnification obligations. On August 2, 2021, the Company paid approximately $0.3 million of the purchase consideration, and, subject to any indemnification obligations arising, the Holdback Amount is payable to the Seller on January 31, 2022.

 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). AutoWeb has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Company management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The unaudited condensed consolidated statement of operations and cash flows for the period ended June 30, 2021, are not necessarily indicative of the results of operations or cash flows expected for the year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2020 Form 10-K.

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation. References to amounts in the consolidated financial statement sections are in thousands, except share and per share data, unless otherwise specified.

As of June 30, 2021, and December 31, 2020, restricted cash primarily consisted of pledged cash pursuant to the CIT Northbridge Credit LLC (“CNC Credit Agreement”) discussed in Note 9.

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

●

Digital advertising – fees paid by Dealers, Manufacturers and third-party wholesale suppliers for (i) the Company’s click traffic program, (ii) display advertising on the Company’s websites and (iii) email and other direct marketing. Revenue is recognized in the period advertisements are displayed on the Company’s Websites or the period in which clicks have been delivered, as applicable. The Company recognizes revenue from the delivery of consumer interaction-based advertisement (including email and other direct marketing) in the period in which a user takes the action for which the marketer contracted with the Company. For advertising revenue arrangements where the Company is not the principal, the Company recognizes revenue on a net basis.

Variable Consideration

Leads are generally sold with a right-of-return for services that do not meet customer requirements as specified by the relevant contract. Some leads also are subject to pricing adjustments based upon their subsequent conversion into vehicle sales. Rights-of-return and lead conversions are estimable, and provisions for these estimates are recorded as a reduction in revenue by the Company in the period revenue is recognized, and thereby accounted for as variable consideration. The Company includes the allowance for customer credits in its net accounts receivable balances on the Company’s balance sheet at period end. Allowance for customer credits approximated $190,000 and $64,000 as of June 30, 2021, and December 31, 2020, respectively.

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

Deferred Revenue

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying the Company’s performance obligations, including amounts which are refundable. Such activity is not typical for the Company. The Company had zero deferred revenue included in its consolidated balance sheets as of June 30, 2021, and December 31, 2020. Payment terms and conditions can vary by contract type. Generally, payment terms within the Company’s customer contracts include a requirement of payment within 30 to 60 days from date of invoice. Typically, customers make payments after receipt of invoice for billed services, and less typically, in advance of rendered services.

The Company has not made any significant changes in applying ASC 606 during the six months ended June 30, 2021.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by revenue source and has determined that disaggregating revenue into the categories listed below sufficiently depicts the differences in the nature, amount, timing and uncertainty of revenue streams.

The following table summarizes revenue from contracts with customers, disaggregated by revenue source, for the three and six months ended June 30, 2021, and 2020. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Lead generation	$15,225	$14,263	$29,411	$32,723
Digital advertising
Clicks	2,839	2,321	5,770	7,670
Display and other advertising	672	449	1,435	1,112
Total digital advertising	3,511	2,770	7,205	8,782

Total revenues	$18,736	$17,033	$36,616	$41,505

 5. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the three-and-six-month periods reflected in the following table, excluding any unvested restricted stock. Diluted net loss per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted methods, during the period. Potential common shares consist of unvested restricted stock and common shares issuable upon the exercise of stock options and warrants.

The following are the share amounts utilized to compute the basic and diluted net loss per share for the three and six months ended June 30, 2021, and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic Shares:
Weighted average common shares outstanding	13,461,044	13,146,831	13,357,622	13,146,831
Weighted average unvested restricted stock	(220,000)	(13,333)	(148,370)	(13,333)
Basic Shares	13,241,044	13,133,498	13,209,252	13,133,498

Diluted Shares:
Basic shares	13,241,044	13,133,498	13,209,252	13,133,498
Weighted average dilutive securities	—	—	204,543	—
Diluted Shares	13,241,044	13,133,498	13,413,795	13,133,498

For the three months ended June 30, 2021, the Company’s basic and diluted net loss per share are the same because the Company generated a net loss for the period and potentially dilutive securities are excluded from diluted net loss per share because they have an anti-dilutive impact. For the six months ended June 30, 2021, weighted average dilutive securities include dilutive options and restricted stock awards.

For the three and six months ended June 30, 2020, the Company’s basic and diluted net loss per share are the same because the Company generated a net loss for the period and potentially dilutive securities are excluded from diluted net loss per share because they have an anti-dilutive impact.

For the three and six months ended June 30, 2021, the Company had 4.6 million and 4.5 million of potentially anti-dilutive securities related to common stock that have been excluded from the calculation of diluted net earnings per share. For the three and six months ended June 30, 2020, the Company had 4.0 million of potentially anti-dilutive securities related to common stock that have been excluded from the calculation of diluted net earnings per share.

 6. Share-Based Compensation

Share-based compensation expense is included in costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Share-based compensation expense:
Sales and marketing	$32	$29	$63	$61
Technology support	8	28	19	55
General and administrative	385	462	842	912
Share-based compensation costs	425	519	924	1,028

Total share-based compensation costs	$425	$519	$924	$1,028

Service-Based Options. The Company granted the following service-based options for the three and six months ended June 30, 2021, and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Number of service-based options granted	55,000	55,000	820,000	515,000
Weighted average grant date fair value	$1.94	$0.67	$1.83	$1.05
Weighted average exercise price	$2.75	$1.08	$2.61	$1.90

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

Restricted Stock Awards. The Company granted an aggregate of 220,000 restricted stock awards (“RSAs”) in the first quarter of 2021 to certain executive officers of the Company. The RSAs are service-based, and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second and third anniversaries of the date of the award. Lapsing of the forfeiture restrictions may be accelerated in the event of a change in control of the Company and will accelerate upon the death or disability of the holder of the RSAs.

The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Dividend yield	—	—	—	—
Volatility	95%	81%	94%	70%
Risk-free interest rate	0.9%	0.3%	0.8%	1.1%
Expected life (years)	4.7	4.6	4.8	4.6

Stock option exercises. The following stock options were exercised during the three and six months ended June 30, 2021, and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Number of stock options exercised	21,962	—	76,667	—
Weighted average exercise price	$2.30	$—	$2.30	$—

A summary of the Company’s outstanding stock options as of June 30, 2021, and changes during the six months then ended is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2020	3,758,670	$4.26	4.7	$270
Granted	820,000	2.61
Exercised	(76,667)	2.30		55
Forfeited or expired	(87,571)	8.87
Outstanding at June 30, 2021	4,414,432	$3.90	4.7	$1,020
Vested and expected to vest at June 30, 2021	4,232,627	$3.95	4.7	$945
Exercisable at June 30, 2021	2,666,343	$4.62	3.9	$340

 7. Selected Balance Sheet Accounts

Property and Equipment. Property and equipment consist of the following:

	June 30, 2021	December 31, 2020

Computer software and hardware	$4,965	$4,940
Capitalized internal use software	7,457	7,391
Furniture and equipment	1,105	935
Leasehold improvements	883	884
Capital projects-in-progress	1,588	805
	15,998	14,955
Less—Accumulated depreciation and amortization	(12,461)	(12,002)
Property and equipment, net	$3,537	$2,953

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

The Company has a concentration of credit risk with its accounts receivable balances. Approximately 64%, or $9.7 million, of gross accounts receivable at June 30, 2021, and approximately 46% of total revenues for the six months ended June 30, 2021, are related to Urban Science Applications (which represents Acura, Honda, Subaru, and Volvo), Carat Detroit (General Motors), Ford Direct and Autodata Solutions. For 2020, 60%, or $8.9 million, of gross accounts receivable at June 30, 2020, and approximately 45% of total revenues for the six months ended June 30, 2020, are related to Urban Science Applications, Carat Detroit, Ford Direct and Autodata Solutions.

On May 24, 2021, the Company received written notice from Direct Dealer LLC dba (“FordDirect”) that FordDirect decided to suspend its new vehicle lead marketing program for the near future and notified the Company that FordDirect was terminating its new vehicle leads program with the Company effective September 30, 2021. On June 11, 2021, the Company and FordDirect agreed to amend the Lead Agreement dated December 1, 2020, between the Company and FordDirect to provide for an early termination of the new vehicle leads program, with the early termination being effective June 30, 2021, in exchange for a lump sum payment of approximately $0.5 million from FordDirect to the Company.

Intangible Assets. The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.

The Company’s intangible assets are amortized over the following estimated useful lives:

	Estimated	June 30, 2021			December 31, 2020
Definite-lived Intangible Asset	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trademarks/ trade names/ licenses/ domains	3 - 7 years	$16,589	$(16,221)	$368	$16,589	$(15,961)	$628
Developed technology	5 - 7 years	8,955	(7,594)	1,361	8,955	(7,050)	1,905
		$25,544	$23,815	$1,729	$25,544	$(23,011)	$2,533

	Estimated	June 30, 2021			December 31, 2020
Definite-lived Intangible Asset	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Domain	Indefinite	$2,200	$—	$2,200	$2,200	$—	$2,200

Amortization expense is included in “Cost of revenues” and “Depreciation and amortization” in the Unaudited Consolidated Condensed Statements of Operations. Total amortization expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2021, respectively. Amortization expense was $0.7 million and $1.6 million for the three and six months ended June 30, 2020, respectively.

Amortization expense for the remainder of the year and for future years is as follows:

Year	Amortization Expense

2021 (remaining 6 months)	$695
2022	902
2023	86
2024	46
$1,729

Accrued Expenses and Other Current Liabilities. Accrued expenses and other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020

Accrued employee-related benefits	$2,025	$2,123
Other accrued expenses and other current liabilities:
Other accrued expenses	552	143
Amounts due to customers	82	94
Other current liabilities	311	301
Total other accrued expenses and other current liabilities	945	538

Total accrued expenses and other current liabilities	$2,970	$2,661

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

Lease Liabilities. Lease liabilities as of June 30, 2021, consist of the following:

Current portion of lease liabilities	$951
Long term lease liabilities, net of current portion	1,763
Total lease liabilities	$2,714

The Company’s aggregate lease maturities as of June 30, 2021, are as follows:

Year
2021 (remaining 6 months)	$601
2022	881
2023	797
2024	528
2025	196
Total minimum lease payments	3,003
Less imputed interest	(289)
Total lease liabilities	$2,714

Rent expense included in operating expenses and cost of revenues was $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively. The Company had a weighted average remaining lease term of 3.2 years and a weighted average discount rate of 6.25%. Rent expense included in operating expenses and cost of revenues was $0.4 million and $0.9 million for the three and six months ended June 30, 2020, respectively. The Company had a weighted average remaining lease term of 4.0 years and a weighted average discount rate of 6.25%.

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

On October 29, 2019, the Company, the Company’s U.S. subsidiaries, and PNC entered into a First Amendment to the PNC Credit Agreement (“PNC Credit Agreement First Amendment”) that provided for an amended financial covenant related to the Company’s minimum required EBITDA (as defined in the PNC Credit Agreement). This amended financial covenant required the Company to maintain its consolidated EBITDA (as defined in the PNC Credit Agreement) at stated minimum levels (i) of $0.7 million for the quarter ended September 30, 2019; (ii) $250,000for the month of October 2019; (iii) $600,000 for the two months ended November 30, 2019; and ranging from $3.6 million to $7.5 million for the later periods set forth in the PNC Credit Agreement First Amendment during the remaining term of the PNC Credit Agreement. In addition, the PNC Credit Agreement First Amendment added a new financial covenant requiring the Company to maintain at least a 1.20 to 1.00 Fixed Charge Coverage Ratio (as defined in the PNC Credit Agreement First Amendment) for the periods set forth in the PNC Credit Agreement First Amendment. If the Company failed to comply with the minimum EBITDA requirements or the Fixed Charge Coverage Ratio, the Company had the right to cure (“Cure Right”) through the application of the proceeds from the sale of new equity interests in the Company, subject to the conditions set forth in the PNC Credit Agreement First Amendment. The Cure Right could not be exercised more than three times during the term of the PNC Credit Agreement and any proceeds from a sale of equity interests could not be less than the greater of (i) the amount required to cure the applicable default; and (ii) $500,000.

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

As of June 30, 2021, the Company had $10.2 million outstanding under the CNC Credit Agreement and approximately $2.2 million of net availability. To increase the borrowing base sufficient enough to meet the minimum borrowing usage requirement, the Company on June 29, 2020, placed $3.0 million into a restricted cash account that provided for greater availability under the CNC Credit Agreement. The Company placed an additional $1.0 million into the same restricted cash account in December 2020. The Company can borrow up to97.5% of the total restricted cash amount. The restricted cash accrues interest at a variable rate currently averaging 0.25% per annum.

Financing costs related to the CNC Credit Agreement, net of accumulated amortization, of approximately $0.3 million, have been deferred over the initial term of the loan and are included in other assets as of June 30, 2021. The interest rate per annum applicable to borrowings under the CNC Credit Agreement is the LIBO plus 5.5%. The LIBO Rate is equal to the greater of (i) 1.75%, and (ii) the rate determined by the Agent to be equal to the quotient obtained by dividing (1) the LIBO Base Rate (i.e., the rate per annum determined by Agent to be the offered rate that appears on the applicable Bloomberg page) for the applicable LIBOR Loan for the applicable interest period by (2) one minus the Eurodollar Reserve Percentage (i.e., the reserve percentage in effect under regulations issued from time to time by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirement with respect to Eurocurrency funding for the applicable LIBOR Loan for the applicable interest period). If adequate and reasonable means do not exist for ascertaining or the LIBOR rate is no longer available, the Company and the Agent may amend the CNC Credit Agreement to replace LIBOR with an alternate benchmark rate. If no LIBOR successor rate is determined, the obligation of the lenders to make or maintain LIBOR loans will be suspended and the LIBO Base Rate component will no longer be utilized in determining the base rate.

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

On July 30, 2021, the Company and the Agent entered into a Second Amendment to and Consent Under Loan, Security and Guarantee Agreement (“Credit Facility Amendment”). The Credit Facility Amendment provides for: (i) the Agent’s and lenders’ consent to the CarZeus Purchase Transaction; (ii) the inclusion of the Purchaser as a guarantor, obligor, and pledgor under the Credit Facility Agreement upon the satisfaction of certain conditions; and (iii) a new permitted use of borrowings under the Credit Facility Agreement that will allow Purchaser to acquire used vehicle inventories, which this new use of borrowings is limited in the amount of: (a) $1.5 million prior to Purchaser becoming a guarantor, obligor, and pledgor under the Credit Facility Agreement; and (b) $3.0 million subsequent to Purchaser becoming a guarantor, obligor, and pledgor under the Credit Facility Agreement.

On April 16, 2020, the Company received a Paycheck Protection Program loan (“PPP Loan”) in the amount of approximately $1.38 million from PNC pursuant to the PPP administered by the United States Small Business Administration (“SBA”) under the CARES Act.

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

            On June 10, 2020, the Company entered into a thirty-six-month equipment financing agreement (“Financing Agreement”) with Dimension Funding LLC. The Financing Agreement provides for an advance payment of approximately $170,000 to be used to secure furniture and fixtures for the Company’s new office location in Irvine, California. Payments of approximately $5,300 (inclusive of imputed interest) are made monthly under the Financing Agreement. As of June 30, 2021, the Company has paid approximately $78,000. The Financing Agreement will mature on December 31, 2022.

The Company’s future commitments under the Financing Agreement as of June 30, 2021, are as follows:

Year
2021 (remaining 6 months)	28
2022	64
Total financing debt	$92

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

Due to overall cumulative losses incurred in recent years, the Company maintained a valuation allowance against its deferred tax assets as of June 30, 2021, and December 31, 2020. The Company’s effective tax rate for the six months ended June 30, 2021, differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of a valuation allowance recorded against the Company's existing tax assets. The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.2 million as of June 30, 2021, all of which, if subsequently recognized, would have affected the Company’s tax rate.

As of June 30, 2021, and December 31, 2020, there were no accrued interest and penalties related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the six months ended June 30, 2021, and 2020.

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

In response to the coronavirus pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifted certain deduction limitations originally imposed by the Tax Cuts and Jobs Act (“TCJA”). Corporate taxpayers may carryback net operating losses originating during 2018 through 2020 for up to five years, which was not previously allowed under the TCJA. The CARES Act also eliminated the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020.

Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the TCJA) for tax years beginning January 1, 2019, and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the TCJA. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the six months ended June 30, 2021, or to its net deferred tax assets as of June 30, 2021.

The Consolidated Appropriations Act of 2021 (the “Act”) was signed into law on December 27, 2020. The Act enhanced and expanded certain provisions of the CARES Act. The Act permits taxpayers whose PPP Loan are forgiven to deduct the expenses relating to their loans to the extent they would otherwise qualify as ordinary and necessary business expenses. This rule was applied retroactively to the effective date of the CARES Act, so that expenses paid using funds from PPP loans previously issued under the CARES Act are deductible, regardless of when the loan was forgiven. The Company’s $1.4 million PPP loan was completely forgiven in January 2021 and the expenses are currently deductible on the Company’s 2020 federal tax return.

12. Subsequent Event

On July 30, 2021, the Company entered into a Credit Facility Amendment with CNC, to amend the Company’s existing Loan, Security and Guarantee Agreement with CNC initially entered into on March 26, 2020, as amended on May 18, 2020. See the description of the Credit Facility Amendment contained in Note 9 to these Notes to Unaudited Condensed Consolidated Financial Statements.

On July 31, 2021, the Company and Purchaser entered into and consummated the Car Zeus Purchase Transaction. See the description of the CarZeus Purchase Transaction contained in Note 1 to these Notes to Unaudited Condensed Consolidated Financial Statements.

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

Overview

Total revenues in the first six months of 2021 were $36.6 million compared to $41.5 million in the first six months of 2020. The decline in total revenues was directly related to the impact of the coronavirus pandemic on vehicle sales and overall demand from our clients for our products. Offsetting this reduction is a one-time lump sum payment for the early termination of the new vehicle leads program by one of our manufacturing customers which approximated $0.5 million. Although our prior strategic focus often generated higher gross revenue, the margin profile and overall quality was lower, resulting in lower overall levels of gross profit and higher client churn. As a part of our strategic decisions, we also shifted focus to our core Leads, clicks and email products and services and away from non-core products and services, such as third-party party product offerings. This shift further negatively impacted total revenues. Generally lower retail Leads sales levels resulting from retail dealer participation attrition in the retail dealer network that occurred in part of 2020 was an additional factor that contributed to lower total revenues during the six months ended June 30, 2021.

As a result of the continued impact of the coronavirus pandemic on vehicle sales, coupled with vehicle inventory and supply related issues, we have continued to intentionally operate at lower levels of media spend to match projected industry selling rates, which provides a more accurate reflection of true consumer demand. Dealers and consumers alike are still contending with broader macroeconomic uncertainty, and with this in mind, our objective is to provide the right mix of high-quality Leads and click traffic to our customers by staying aligned with automotive supply and demand dynamics. Finally, the disruption from the January 2020 malware attack on the Company’s systems also negatively impacted total revenues in 2020. In March 2021, we received an approximate $0.3 million insurance reimbursement related to the January 2020 malware attack, which is partially included in other income during the six months ended June 30, 2021.

As we continue to work with our traffic suppliers to optimize our SEM methodologies and further grow our high-quality traffic streams, we are also investing in and testing new traffic acquisition strategies and enhanced mobile consumer experiences. Further, we continue to invest in our pay-per-click approach to improve the consumer experience of that product. With a more efficient traffic acquisition model emerging, our plan for 2021 and beyond is to grow audience, improve conversion, improve Leads and clicks delivery rates, expand distribution, and increase retail Dealer Leads and clicks budget capacity. We believe that this focus, along with plans to develop or integrate new, innovative products and re-platforming existing experiences will create a more efficient process for how active vehicle shoppers with a vehicle in mind can be matched with sellers that can meet the shoppers’ needs, will create opportunities for improved quality of delivery and strengthen our position for revenue growth.

To maximize our growth potential as a matchmaker, we believe that we must continue to optimize our platform and products to facilitate more comprehensive matches between car buyer intent and transaction providers who can meet these buyers’ needs. These investments began with improvements to shop.car.com in the first quarter of 2021 and continued through the second quarter of 2021, spanning similar improvements to our additional properties. We have also made progress with layering additional retail-ready components into our platform through our strategic relationship with Credit IQ and the CarZeus Purchase Transaction.

At the beginning of June 2021, we announced our new strategic relationship with CreditIQ, an automotive retailing-focused software and service company that enables dealers to provide seamless digital retail experiences to consumers. This relationship allows shoppers using our search funnel to calculate car payments on a vehicle of interest, which streamlines the car buying process for both buyers and sellers. We believe that features like these not only enhance our platform’s user experience, but also enable us to create more tailored profiles of the buyers using our sites to understand what kind of shopping experience they’re seeking. We expect to expand both this base and the offerings of our platform even further through our recently announced acquisition of specified assets of CarZeus, which positions us to participate more meaningfully in the consumer used vehicle disposal market.

The CarZeus Purchase Transaction provides us the opportunity to purchase vehicles directly from consumers and resell them primarily through wholesale auctions, forming a complementary, retail-ready product line extension to our existing consumer offerings. We believe this acquisition will also allow us to increase our total addressable market by expanding our presence in the used car market, while giving us the opportunity to enhance the offerings and usefulness of our underutilized sites and monetize our traffic more effectively. We plan to use our traffic acquisition capabilities and operational efficiency to drive growth, improve financial performance and build scalable operating processes to enhance performance within CarZeus’ San Antonio market. With this foundation in place, we plan to prepare the business for broader geographic coverage in the long-term. We are not able at this time to provide any guidance related to CarZeus impact to our full year 2021 financial performance. See the description of the CarZeus Purchase Transaction contained in Note 1 to these Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

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

We anticipate that our remaining 2021 financial condition may be adversely impacted when compared to 2020 by (i) the continuing impact of the coronavirus pandemic on vehicle sales and on demand for our products and services; (ii) increased competitive pressure on cost of audience acquisition that may limit how much volume we will be able to profitably source and distribute to our customers; (iii) the costs and revenue impact associated with our efforts to optimize our clicks product; and (iv) the decision to shift our focus to our core leads, clicks and email products and services and away from non-core product and services. Many industry analysts have forecast improvement in new vehicle unit sales seasonally adjusted annual rate from 14.5 million units in 2020 to a range of 15.5-16.4 million units in 2021, or 7-13% growth. The pace of growth in 2021 is expected to be uneven. The first half of 2021 franchise dealer unit volume grew 29%, but inventory shortages have reduced growth to the lower end of the range and this slower growth is expected to continue until inventory supplies normalize.

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

We are unable to predict the continuing extent, duration and impact of the pandemic and supply chain disruptions on the automotive industry in general, and on our business and operations specifically. The spread of coronavirus variants and governmental responses thereto may prolong or increase the negative impacts of the pandemic. Vehicle sales have declined, and we continue to experience cancellations or suspensions of purchases of Leads and other digital marketing services by our customers, which could materially and adversely affect our future business, results of operations, financial condition, earnings per share, cash flow or the trading price of our stock (individually and collectively referred to as the Company’s “financial performance”). In light of the impact of the pandemic and supply chain disruptions, we have taken steps to reduce our overall lead and click generation efforts and corresponding costs to better align our volumes with industry demand and consumer intent and ability to purchase or lease vehicles. We will continue to evaluate these and other cost reduction measures, and explore all options available to us, in order to minimize the impact of these events on us.

Results of Operations

 Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following table sets forth certain statement of operations data for the three-month periods ended June 30, 2021, and 2020 (certain balances and calculations have been rounded for presentation):

	2021	% of Total Revenues	2020	% of Total Revenues	Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead generation	$15,225	81%	$14,263	84%	$962	7%
Digital advertising	3,511	19	2,770	16	741	27
Total revenues	18,736	100	17,033	100	1,703	10
Cost of revenues	12,179	65	10,993	65	1,186	11
Gross profit	6,557	35	6,040	35	517	9
Operating expenses:
Sales and marketing	2,103	11	2,026	12	77	4
Technology support	1,271	7	1,786	10	(515)	(29)
General and administrative	3,089	17	2,901	17	188	6
Depreciation and amortization	196	1	559	3	(363)	(65)
Total operating expenses	6,659	36	7,272	42	(613)	(8)
Operating loss	(102)	(1)	(1,232)	(7)	1,130	(92)
Interest and other income (expense), net	(202)	(1)	(142)	(1)	(60)	42
Loss before income tax provision	(304)	(2)	(1,374)	(8)	1,070	(78)
Income tax provision	—	—	—	—	—	—
Net loss	$(304)	(2)%	$(1,374)	(8)%	$1,070	(78)%

Lead generation. Lead generation revenues increased $1.0 million, or 7%, in the second quarter of 2021 compared to the second quarter of 2020 primarily as a result of a one-time lump sum payment for the early termination of the new vehicle leads program by one of our manufacturing customers which approximated $0.5 million. Further contributing to this increase was an increase in the volume of automotive leads delivered to manufacturers and wholesale customers.

Digital advertising. Digital advertising revenues increased $0.7 million, or 27%, in the second quarter of 2021 compared to the second quarter of 2020 primarily as a result of increased monetization of our website traffic. Further contributing to this increase was our internal decision to reduce overall click generation efforts during the second quarter of 2020 to better align with industry demand.

Cost of revenues. Cost of revenues consists of purchase request and traffic acquisition costs and other cost of revenues. Purchase request and traffic acquisition costs consist of payments made to our third-party purchase request providers, including internet portals and online automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including search engine optimization activity, included on our websites; connectivity costs; development costs related to our websites; technology license fees; server equipment depreciation; and technology amortization directly related to our websites. Cost of revenues increased $1.2 million, or 11%, in the second quarter of 2021 compared to the second quarter of 2020 primarily due to increased SEM, traffic acquisition costs and click publisher costs.

Gross profit. Gross Profit increased $0.5 million, or 9%, in the second quarter of 2021 compared to the second quarter of 2020. This was a direct result of our continued prioritization of gross profitability as opposed to the maximization of lead traffic and lead volume. Further contributing to this increase was the one-time lump sum payment for the early termination of the new vehicle leads program by one of our manufacturing customers which approximated $0.5 million.

Sales and marketing. Sales and marketing expense include costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising and Dealer support. Sales and marketing expense in the second quarter of 2021 increased $0.1 million, or 4%, compared to the second quarter of 2020 due primarily to an increase in SEM and advertising expense.

Technology support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the second quarter of 2021 decreased by $0.5 million, or 29%, compared to the second quarter of 2020, due to continued expense savings resulting from our internal cost reduction initiatives enacted as a result of the coronavirus pandemic on vehicle sales.

General and administrative. General and administrative expense consists of executive, financial, human resources and legal personnel and expenses, costs related to being a public company and bad debt expense. General and administrative expense in the second quarter of 2021 increased by $0.2 million, or 6%, from the second quarter of 2020 due primarily to the cost action initiatives taken in the second quarter of 2020 in response to the coronavirus pandemic. These prior-year cost reductions included reductions in executive and board compensation, recruitment, and travel-related expenses.

Depreciation and amortization. Depreciation and amortization expense in the second quarter of 2021 decreased $0.4 million, or 65% from the second quarter of 2020 primarily due to assets that have been fully depreciated as compared to the same period in the prior year.

 Interest and other income (expense), net. Interest and other income (expense), was $0.2 million of expense for the second quarter of 2021 compared to $0.1 million of expense in the second quarter of 2020. Interest expense increased to $0.3 million in the second quarter of 2021 from $0.2 million in the second quarter of 2020, primarily due to borrowings under CNC Credit Agreement coupled with the amortization of debt issuance costs.

Income taxes. Income tax expense was zero in the second quarter of 2021 and 2020, respectively. Our income tax rate for the second quarter of 2021 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

 Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The following table sets forth certain statement of operations data for the six-month periods ended June 30, 2021, and 2020 (certain amounts may not calculate due to rounding):

	2021	% of Total Revenues	2020	% of Total Revenues	Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead generation	$29,411	80%	$32,723	79%	$(3,312)	(10)%
Digital advertising	7,205	20	8,782	21	(1,577)	(18)
Total revenues	36,616	100	41,505	100	(4,889)	(12)
Cost of revenues	24,250	66	30,108	73	(5,858)	(19)
Gross profit	12,366	34	11,397	27	969	9
Operating expenses:
Sales and marketing	4,303	12	4,158	10	145	3
Technology support	2,638	7	3,643	9	(1,005)	(28)
General and administrative	6,221	17	6,844	16	(623)	(9)
Depreciation and amortization	400	1	1,281	3	(881)	(69)
Total operating expenses	13,562	37	15,926	38	(2,364)	(15)
Operating loss	(1,196)	(3)	(4,529)	(11)	3,333	(74)
Interest and other income (expense), net	1,202	3	(906)	(2)	2,108	(233)
Income (loss) before income tax provision	6	—	(5,435)	(13)	5,441	(100)
Income tax provision	—	—	—	—	—	—
Net income (loss)	$6	—%	$(5,435)	(13)%	$5,441	(100)%

Lead generation. Lead generation revenues decreased $3.3 million, or 10%, in the first six months of 2021 compared to the first six months of 2020 primarily as a result of the impact of the coronavirus pandemic on vehicle sales. This decrease is partially offset by the one-time lump sum payment for the early termination of the new vehicle leads program by one of our manufacturing customers which approximated $0.5 million.

Digital advertising. Digital advertising revenues decreased $1.6 million, or 18%, in the first six months of 2021 compared to the first six months of 2020 primarily as a result of a decrease in click revenue associated with decreased click volume. The decrease in click volume is attributed to the impact of the coronavirus pandemic.

Cost of revenues. Cost of revenues decreased $5.9 million, or 19%, in the first six months of 2021 compared to the first six months of 2020 primarily due to decreased SEM, purchase requests and other costs of revenues. Partially offsetting this decrease was an increase in click publisher costs.

Gross profit. Gross Profit increased $1.0 million, or 9%, for the first six months of 2021 compared to the first six months of 2020. This was a direct result of our continued prioritization of gross profitability as opposed to the maximization of lead traffic and lead volume. Further contributing to this increase was a reduction in cost of revenues primarily driven by a reduction in cost-per-click.

 Sales and marketing. Sales and marketing expense in the first six months of 2021 increased $0.1 million, or 3%, compared to the first six months of 2020 due primarily to an increase in SEM and advertising expense.

Technology support. Technology support expense in the first six months of 2021 decreased by $1.0 million, or 28%, compared to the first six months of 2020 due to continued expense savings resulting from our internal cost reduction initiatives enacted as a result of the coronavirus pandemic on vehicle sales.

General and administrative. General and administrative expense in the first six months of 2021 decreased $0.6 million, or 9%, compared to the first six months of 2020 due primarily to reductions in recruitment, travel-related expenses, rent, severance and consulting-related expenses.

Depreciation and amortization. Depreciation and amortization expense in the first six months of 2021 decreased $0.9 million, or 69% compared to the first six months of 2020 due primarily to assets that have been fully depreciated as compared to the same period in the prior year.

Interest and other income (expense), net. Interest and other income (expense) was $1.2 million of income for the first six months of 2021 compared to $0.9 million of expense in the first six months of 2020. In the first quarter of 2021, we recorded $1.4 million of income associated with the forgiveness of our PPP Loan. Further contributing to the increase in interest and other income (expense) was an insurance reimbursement related to the January 2020 malware attack in which we recorded $0.2 million on our Unaudited Condensed Consolidated Statement of Operations. Interest expense decreased to $0.5 million in the first six months of 2021 from $1.0 million in the first six months of 2020, due to the prior year write-off of our deferred financing fees associated with the revolving line of credit under the PNC Credit Facility. Interest expense includes interest on outstanding borrowings and the amortization of debt issuance costs.

Income taxes. Income tax expense was zero for the first six months of 2021 and 2020, respectively. Our income tax rate for the first six months of 2021 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Three Months Ended June 30, 2021 Compared to the Three Months Ended March 31, 2021

The following table sets forth certain statement of operations data for the three-month periods ended June 30, 2021, and March 31, 2021 (certain balances and calculations have been rounded for presentation). In accordance with Regulation S-K Item 303(c), as amended, we are providing a comparison of our June 30, 2021, period against the preceding quarter. We believe providing a sequential results-of-operations would be more useful for investors and stakeholders, as it will provide more clarity into our current year financial performance. For additional information related to the three months ended March 31, 2021, please refer to our first quarter Form 10-Q filed with the SEC on May 6, 2021.

	June 30, 2021	% of Total Revenues	March 31, 2021	% of Total Revenues	Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead generation	$15,225	81%	$14,186	79%	$1,039	7%
Digital advertising	3,511	19	3,694	21	(183)	(5)
Total revenues	18,736	100	17,880	100	856	5
Cost of revenues	12,179	65	12,071	68	108	1
Gross profit	6,557	35	5,809	32	748	13
Operating expenses:
Sales and marketing	2,103	11	2,200	12	(97)	(4)
Technology support	1,271	7	1,367	8	(96)	(7)
General and administrative	3,089	17	3,132	18	(43)	(1)
Depreciation and amortization	196	1	204	1	(8)	(4)
Total operating expenses	6,659	36	6,903	39	(244)	(4)
Operating loss	(102)	(1)	(1,094)	(6)	992	(91)
Interest and other income (expense), net	(202)	(1)	1,404	8	(1,606)	(114)
Income (loss) before income tax provision	(304)	(2)	310	2	(614)	(198)
Income tax provision	—	—	—	—	—	—
Net income (loss)	$(304)	(2)%	$310	2%	$(614)	(198)%

Lead generation. Lead generation revenues increased $1.0 million, or 7%, in the second quarter of 2021 compared to the first quarter of 2021 primarily as a result of a one-time lump sum payment for the early termination of the new vehicle leads program by one of our manufacturing customers which approximated $0.5 million. Further contributing to this increase was an increase in the volume of automotive leads delivered to manufacturers and wholesale customers when compared to the preceding quarter.

Digital advertising. Digital advertising revenues decreased $0.2 million, or 5%, in the second quarter of 2021 compared to the first quarter of 2021 primarily as a result of a decrease in click revenue associated with decreased click volume.

Cost of revenues. Cost of revenues increased $0.1 million, or 1%, in the second quarter of 2021 compared to the first quarter of 2021 primarily due to increased SEM, purchase requests and click publisher costs. Offsetting these increases was a decrease in traffic acquisition costs.

Gross profit. Gross Profit increased $0.7 million, or 13%, in the second quarter of 2021 compared to the first quarter of 2021. This was a direct result of the one-time lump sum payment for the early termination of the new vehicle leads program by one of our manufacturing customers which approximated $0.5 million.

Sales and marketing. Sales and marketing expense in the second quarter of 2021 decreased $0.1 million, or 4%, compared to the first quarter of 2021 due primarily to a decrease in commission related compensation.

Technology support. Technology support expense in the second quarter of 2021 decreased by $0.1 million, or 7%, compared to the first quarter of 2021 due primarily to a reduction in consulting related expenses.

General and administrative. General and administrative expense in the second quarter of 2021 did not materially change when compared to the first quarter of 2021.

Depreciation and amortization. Depreciation and amortization expense in the second quarter of 2021 did not materially change when compared to the first quarter of 2021.

 Interest and other income (expense), net. Interest and other income (expense), was $0.2 million of expense for the second quarter of 2021 compared to $1.4 million of income in the first quarter of 2021. In the first quarter of 2021, we recorded $1.4 million of income associated with the forgiveness of our PPP Loan. Further contributing to the first quarter increase was an insurance reimbursement related to the January 2020 malware attack in which we recorded $0.2 million on our Unaudited Condensed Consolidated Statement of Operations.

Income taxes. Income tax expense was zero in the second quarter of 2021 as well as the first quarter of 2021. Our income tax rate for the second quarter of 2021 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the six months ended June 30, 2021, and 2020:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by (used in) operating activities	$708	$(1,869)
Net cash used in investing activities	(770)	(388)
Net cash provided by financing activities	113	4,821

Our principal sources of liquidity are our cash and cash equivalent balances and borrowings under the CNC Credit Agreement. Our cash and cash equivalents and restricted cash totaled $15.2 million as of June 30, 2021, compared to $15.1 million as of December 31, 2020. As of June 30, 2021, we had net income of approximately $6,000. The net income is primarily attributable to receiving approximately $1.4 million of PPP loan forgiveness coupled with $0.2 million of income associated with the insurance reimbursement related to the January 2020 malware attack. We had cash provided by operations of $0.7 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $349.8 million and stockholders' equity of $17.4 million.

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

On July 30, 2021, we entered into a Credit Facility Amendment with CNC, to amend our existing Loan, Security and Guarantee Agreement with CNC initially entered into on March 26, 2020, as amended on May 18, 2020. For information concerning our CNC Credit Agreement, see Note 9 and Note 12 included in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities in the six months ended June 30, 2021, of $0.7 million resulted primarily from depreciation and amortization of $1.3 million, stock compensation expense of $0.9 million and the amortization of right-of-use assets of $0.5 million. Offsetting these non-cash charges was the forgiveness of the PPP loan of $1.4 million coupled with a $0.6 million net increase in net working capital.

Net cash used in operating activities in the six months ended June 30, 2020, of $1.9 million resulted primarily from net loss of $5.4 million, offset by depreciation and amortization of $2.3 million, stock compensation expense of $1.0 million and a $0.2 million net increase in net working capital.

Net Cash Used in Investing Activities. Net cash used in investing activities was approximately $0.8 million in the six months ended June 30, 2021, which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software.

Net cash used in investing activities was approximately $0.4 million in the six months ended June 30, 2020, which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software.

Net Cash Provided by Financing Activities. Net cash provided by financing activities of $0.1 million during the six months ended June 30, 2021, primarily consisted of $0.2 million of proceeds from the exercise of common stock offset by $0.1 million of net borrowings on the credit facility coupled with payments made under the financing agreement.

Net cash provided by financing activities of $4.8 million during the six months ended June 30, 2020, primarily consisted of $3.4 million net borrowings on the credit facility coupled with proceeds from a $1.4 million PPP Note.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the “Exchange Act”) as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

For information about the significant risks that could affect the Company's financial condition, results of operations, liquidity, and cash flows, see the section of the 2020 Form 10-K entitled “Risk Factors,” as supplemented below, and the section of this quarterly report entitled “Forward-Looking Statements.”

Risks Associated with our Business Operations and Industry

We may be unable to increase Lead revenues and could continue to suffer declining revenues due to Dealer attrition or loss of Manufacturer customers.

We predominately derive our Lead revenues from Lead generation paid by Dealers and Manufacturers participating in our Lead programs. Our Lead generation revenues decreased $3.3 million, or 10%, in the first sixth months of 2021 compared to the first six months of 2020. Our ability to increase revenues from sales of Leads is dependent on a mix of interrelated factors that include increasing Lead revenues by attracting and retaining Dealers and Manufacturers and increasing the number of high-quality Leads we sell to Dealers and Manufacturers. We are also focused on higher revenue Dealers that are more cost-effective to support. Our sales strategy is intended to result in more profitable relationships with our Dealers both in terms of cost to supply Leads and to support the Dealers. Dealer churn and termination of Manufacturer Lead programs impacts our revenues, and if our sales strategy does not mitigate the loss in revenues by maintaining the overall number of Leads sold by increasing sales to other Dealers or Manufacturers while maintaining the overall margins we receive from the Leads sold, our revenues will decrease. We cannot provide any assurances that we will be able to increase Lead generation revenues, prevent Dealer attrition or program terminations by Manufacturers or offset the revenues lost due to Dealer attrition or program terminations by Manufacturers by other means, and our failure to do so could materially and adversely affect our financial performance.

We may lose customers or quality Lead suppliers to our competitors.

Our ability to provide increased numbers of high-quality Leads to our customers is dependent on increasing the number of Internally Generated Leads and acquiring high-quality Non-Internally Generated Leads from third parties. Originating Internally Generated Leads is dependent on our ability to increase consumer traffic to our Company Websites by providing secure and easy to use websites with relevant and quality content for consumers and increasing visibility of our brands to consumers and by our SEM activities. We compete for Dealer and Manufacturer customers and for acquisition of Non-Internally Generated Leads with companies that maintain automotive Lead referral businesses that are very similar to ours. Many of these competitors are larger than us and have greater financial resources than we have. If we lose customers or quality Lead supply volume to our competitors, or if our pricing or cost to acquire Leads is adversely impacted, our financial performance will be materially and adversely affected.

We depend on Manufacturers, through our third-party sales channel and direct-to-Manufacturer wholesale programs, for a significant amount of our revenues, and we may not be able to maintain or grow these relationships.

We depend on Manufacturers, through our third-party sales channel and direct-to-Manufacturer wholesale programs for a significant amount of our revenues. A decline in the level of advertising on our websites, reductions in advertising rates, terminations of their third-party Lead programs by Manufacturers or any significant failure to develop additional sources of advertising would cause our advertising revenues to decline, which could have a material adverse effect on our financial performance. We periodically negotiate revisions to existing agreements and these revisions could decrease our wholesale program revenues in future periods. A number of our third-party sales channel agreements and Manufacturer agreements may be terminated at any time without cause or upon expiration of the current term of the agreement. We may not be able to maintain our relationships with sales channel third parties or Manufacturers on favorable terms or find alternative comparable relationships capable of replacing revenues on terms satisfactory to us. If we cannot do so, our revenues would decline, which could have a material adverse effect on our financial performance.

A reduction in the availability or access to inventory could adversely affect our business by increasing the costs of vehicles purchased.

Tradein Expert, Inc. (dba CarZeus) (“Tradein Expert”) acquires used vehicles primarily from individual consumers. There can be no assurance that sufficient inventory of used vehicles will continue to be available to Tradein Expert, Inc. or will be available at prices acceptable to Tradein Expert. Tradein Expert might have to absorb a portion of any cost increases in inventory without being able to pass those increases to vehicle purchasers. Any reduction in the availability of used vehicle inventory or increases in the cost of vehicles could adversely affect Tradein Expert’s financial performance.

The retail used vehicle industry is fragmented and highly competitive, which could result in increased costs to acquire vehicles, lower sales prices due to competitive pressure.

Tradein Expert competes principally with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions. Increased competition in the used vehicle market, including new entrants to the market, could result in increased costs for used vehicles and lower-than-expected vehicle sales and margins. Further, if Tradein Expert’s competitors seek to gain or retain market share by increasing the prices they pay for used vehicles or reducing prices for used vehicles they sell, Tradein Expert may have to respond by increasing the prices it pays for vehicles or reducing the sales prices of used vehicles it sells to its customers in order to remain competitive, which may result in a decrease in Tradein Expert’s sales and profitability.

Risks Associated with Regulatory Laws

Automotive Dealer/ Broker and Vehicle Advertising Laws.

All states comprehensively regulate vehicle sales and lease transactions, including strict licensure requirements for automotive dealers (and, in some states, brokers) and vehicle advertising. But for Tradein Expert, our used vehicle buying and selling service that is licensed as a motor vehicle dealer in the State of Texas, we do not sell motor vehicles in any state. However, state regulatory authorities or third parties could take the position that some of the regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our digital marketing and consumer referrals business. We believe that most of these laws and regulations specifically address only traditional vehicle purchase and lease transactions, not internet-based digital marketing and consumer referral programs such as our programs. If we determine that the licensing or other regulatory requirements in a given state are applicable to our digital marketing and consumer referrals business or to a particular marketing services program, we may elect to obtain required licenses and comply with applicable regulatory requirements. However, if licensing or other regulatory requirements are overly burdensome, we may elect to terminate operations or particular marketing services programs in that state, elect to not operate or introduce particular marketing services programs in that state or modify the service to comply with applicable law without being subjected to licensing requirements. In some states we have modified our marketing programs or pricing models to reduce uncertainty regarding our compliance with local laws.

Item 6. Exhibits

Number	Description
2.1‡

Asset Purchase Agreement dated as of July 31, 2021, by and among Company, Tradein Expert, Inc., Car Acquisition, LLC, Carzuz.com LLC, McCombs Family Partners, Ltd., and Phil Kandera, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 2, 2021 (SEC File No. 001-34761).

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

10.1

Tax Benefit Preservation Plan Exemption Agreement dated as of May 12, 2021, by and between Company and Global Value Investment Corp., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2021 (SEC File No. 001-34761).

10.2

Irrevocable Proxy dated as of May 12, 2021, by and between Company and Global Value Investment Corp., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 17, 2021 (SEC File No. 001-34761).

10.3

Second Amendment to and Consent Under Loan, Security and Guarantee Agreement dated as of July 30, 2021, by and between Company and CIT Northbridge Credit LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 2, 2021 (SEC File No. 001-34761).

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated August 5, 2021.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated August 5, 2021.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated August 5, 2021.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)

*	Filed or Furnished herewith.

‡

Certain attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. AutoWeb will furnish supplementally copies of such attachments to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AutoWeb, Inc.

Date: August 5, 2021	By:	/s/ Michael Sadowski
Michael Sadowski
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2021	By:	/s/ Cheray Duran
Cheray Duran
Vice President, Corporate Controller
(Principal Accounting Officer)

