Form 10-Q
period 2021-09-30
AutoWeb, Inc.
filed 2021-11-04
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 2, 2021, there were 13,465,871 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$9,868	$10,803
Restricted cash	4,312	4,304
Accounts receivable, net of allowances for bad debts and customer credits of $374 and $406 at September 30, 2021 and December 31, 2020, respectively	12,796	13,955
Vehicle inventory	189	—
Prepaid expenses and other current assets	1,287	847
Total current assets	28,452	29,909
Property and equipment, net	3,769	2,953
Right-of-use assets	2,232	2,892
Intangible assets, net	3,927	4,733
Other assets	518	642
Total assets	$38,898	$41,129
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	7,955	7,233
Borrowings under revolving credit facility	10,005	10,185
Current portion of the PPP Loan	—	1,384
Accrued employee-related benefits	2,691	2,123
Other accrued expenses and other current liabilities	845	538
Current portion of lease liabilities	882	1,015
Current portion of financing debt	67	65
Total current liabilities	22,445	22,543
Lease liabilities, net of current portion	1,598	2,191
Financing debt, net of current portion	12	60
Total liabilities	24,055	24,794
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 11,445,187 shares authorized Series A Preferred stock, 2,000,000 shares authorized, none- issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized, and 13,465,871 and 13,169,204 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	13	13
Additional paid-in capital	367,645	366,087
Accumulated deficit	(352,815)	(349,765)
Total stockholders’ equity	14,843	16,335
Total liabilities and stockholders’ equity	$38,898	$41,129

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Lead generation	$12,030	$14,759	$41,444	$47,496
Digital advertising	3,525	3,054	10,727	11,822
Used vehicle sales	1,604	—	1,604	—
Total revenues	17,159	17,813	53,775	59,318
Cost of revenues:
Cost of revenues – lead generation and digital advertising	11,280	11,390	35,530	41,498
Cost of revenues – used vehicles sales	1,446	—	1,446	—
Total cost of revenues	12,726	11,390	36,976	41,498
Gross profit	4,433	6,423	16,799	17,820
Operating expenses:
Sales and marketing	2,465	1,904	6,768	6,062
Technology support	1,395	1,451	4,034	5,094
General and administrative	3,260	3,110	9,479	9,954
Depreciation and amortization	179	225	579	1,506
Total operating expenses	7,299	6,690	20,860	22,616

Operating loss	(2,866)	(267)	(4,061)	(4,796)
Interest and other (expense) income:
Interest (expense) income, net	(253)	(233)	(752)	(1,270)
Other income	63	52	1,763	183
Loss before income tax provision	(3,056)	(448)	(3,050)	(5,883)
Income tax provision	—	—	—	—
Net loss	$(3,056)	$(448)	$(3,050)	$(5,883)

Basic loss per common share	$(0.23)	$(0.03)	$(0.23)	$(0.45)

Diluted loss per common share	$(0.23)	$(0.03)	$(0.23)	$(0.45)

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

Three Months Ended September, 2020
	Common Stock		Preferred Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Total

Balance at June 30, 2020	13,146,831	$13	—	$—	$365,056	$(348,380)	$16,689
Share-based compensation	—	—	—	—	497	—	497
Issuance of common stock upon exercise of stock options	22,213	—	—	—	74	—	74
Net loss	—	—	—	—	—	(448)	(448)
Balance at September 30, 2020	13,169,044	$13	—	$—	$365,627	$(348,828)	$16,812

Three Months Ended September 30, 2021
	Common Stock		Preferred Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Total

Balance at June 30, 2021	13,465,871	$13	—	$—	$367,187	$(349,759)	$17,441
Share-based compensation	—	—	—	—	458	—	458
Net loss	—	—	—	—	—	(3,056)	(3,056)
Balance at September 30, 2021	13,465,871	$13	—	$—	$367,645	$(352,815)	$14,843

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY CONTINUED

(Amounts in thousands, except share data)

Nine Months Ended September 30, 2020
	Common Stock		Preferred Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2019	13,146,831	$13	—	$—	$364,028	$(342,945)	$21,096
Share-based compensation	—	—	—	—	1,525	—	1,525
Issuance of common stock upon exercise of stock options	22,213	—	—	—	74	—	74
Net loss	—	—	—	—	—	(5,883)	(5,883)
Balance at September 30, 2020	13,169,044	$13	—	$—	$365,627	$(348,828)	$16,812

Nine Months Ended September 30, 2021
	Common Stock		Preferred Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2020	13,169,204	$13	—	$—	$366,087	$(349,765)	$16,335
Share-based compensation	—	—	—	—	1,382	—	1,382
Issuance of common stock upon exercise of stock options	76,667	—	—	—	176	—	176
Issuance of restricted stock	220,000	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,050)	(3,050)
Balance at September 30, 2021	13,465,871	$13	—	$—	$367,645	$(352,815)	$14,843

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,050)	$(5,883)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,920	2,975
Provision for bad debts	(242)	321
Provision for customer credits	321	75
Forgiveness of PPP loan	(1,384)	—
Share-based compensation	1,382	1,525
Right-of-use assets	660	1,107
Changes in assets and liabilities:
Accounts receivable	1,080	9,072
Prepaid expenses and other current assets	(440)	120
Vehicle inventory	(189)	—
Other assets	124	(36)
Accounts payable	446	(6,642)
Accrued expenses and other current liabilities	800	(320)
Lease liabilities	(726)	(1,001)
Net cash provided by operating activities	702	1,313
Cash flows from investing activities:
Purchases of property and equipment	(1,254)	(396)
Purchase of intangible asset	(325)	—
Net cash used in investing activities	(1,579)	(396)
Cash flows from financing activities:
Borrowings under PNC credit facility	—	28,564
Principal payments on PNC credit facility	—	(32,308)
Borrowings under CNC credit facility	54,561	53,612
Principal payments on CNC credit facility	(54,741)	(43,588)
Borrowings under the PPP Loan	—	1,384
Proceeds from exercise of stock options	176	74
Payments under financing agreement	(46)	(29)
Net cash (used in) provided by financing activities	(50)	7,709
Net increase (decrease) in cash and cash equivalents and restricted cash	(927)	8,626
Cash and cash equivalents and restricted cash, beginning of period	15,107	5,946
Cash and cash equivalents and restricted cash, end of period	$14,180	$14,572

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$10,803	$892
Restricted cash at beginning of period	4,304	5,054
Cash and cash equivalents and restricted cash at beginning of period	$15,107	$5,946

Cash and cash equivalents at end of period	$9,868	$11,270
Restricted cash at end of period	4,312	3,302
Cash and cash equivalents and restricted cash at end of period	$14,180	$14,572

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$1
Cash refunds for income taxes	1	814
Cash paid for interest	$656	$640
Supplemental disclosure of non-cash financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,535
Purchase of fixed assets or capitalized software on account	$276	$142
Financing for the purchase of fixed assets	$—	$140
Intangible asset holdback	$75	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

AutoWeb, Inc. (“AutoWeb” or the “Company”) is an automotive industry marketing and used vehicle acquisition and reselling company focused on being a more involved “matchmaker” to better match consumers seeking to acquire vehicles and vehicle sellers that can meet the consumers’ needs.  We assist consumers in multiple aspects of a vehicle transaction, including providing them with content and information helpful to their next vehicle to acquisition. The Company also assists consumers choosing to sell their current vehicle, which provides a complementary product line extension to the Company’s existing consumer offerings. The Company primarily generates revenue through automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) by helping them market and sell new and used vehicles to consumers through the Company’s programs for online lead and traffic referrals, dealer marketing products and services, and online advertising.  The Company also sells used vehicles that it has acquired from consumers directly to Dealers and indirectly to Dealers through wholesale auctions.

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

On July 31, 2021, the Company and Tradein Expert, Inc., a Delaware corporation and wholly owned subsidiary of the Company  (“Tradein Expert”), entered into and consummated an Asset Purchase Agreement (“Purchase Agreement”), by and among the Company, Tradein Expert, Car Acquisition, LLC, a Texas limited liability company dba CarZeus (“Seller”), Carzuz.com LLC, a Texas limited liability company, McCombs Family Partners, Ltd., a Texas limited partnership and Phil Kandera, an individual, pursuant to which Tradein Expert acquired specified assets of Seller’s San Antonio, Texas-based used vehicle acquisition platform that operates under the name CarZeus (“CarZeus Purchase Transaction”).. Through the Tradein Expert entity (dba CarZeus), the Company purchases used vehicles directly from consumers and resells them through wholesale channels, with the CarZeus operations within AutoWeb beginning on August 1, 2021.

The aggregate consideration for the CarZeus Purchase Transaction was $0.4 million in cash. The Purchase Agreement contains representations, warranties, covenants, and conditions that the Company believes are customary for a transaction of this size and type, as well as indemnification provisions subject to specified conditions, including a six-month holdback of approximately $0.1 million (“Holdback Amount”) of the purchase price as a source of security for any indemnification obligations. On August 2, 2021, the Company paid approximately $0.3 million of the purchase consideration, and, subject to any indemnification obligations arising, the Holdback Amount is payable to the Seller on January 31, 2022.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). AutoWeb has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Company management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The unaudited condensed consolidated statement of operations and cash flows for the period ended September 30, 2021, are not necessarily indicative of the results of operations or cash flows expected for the year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2020 Form 10-K.

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation. References to amounts in the consolidated financial statement sections are in thousands, except share and per share data, unless otherwise specified.

As of September 30, 2021, and December 31, 2020, restricted cash primarily consisted of pledged cash pursuant to the CIT Northbridge Credit LLC (“CNC Credit Agreement”) discussed in Note 9 of these Notes to Unaudited Condensed Consolidated Financial Statements.

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

The Company has three main revenue sources – Lead Generation, Digital Advertising and Used Vehicle Sales. Accordingly, the Company recognizes revenue for each source as described below:

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

●

Used Vehicle Sales – Used vehicles acquired by Tradein Expert are predominately resold at auctions or direct to Dealers, and revenue from the sale of these vehicles is recognized upon transfer of ownership of the vehicle to the Company's wholesale customer.

Variable Consideration

Leads are generally sold with a right-of-return for services that do not meet customer requirements as specified by the relevant contract. Some leads also are subject to pricing adjustments based upon their subsequent conversion into vehicle sales. Rights-of-return and lead conversions are estimable, and provisions for these estimates are recorded as a reduction in revenue by the Company in the period revenue is recognized, and thereby accounted for as variable consideration. The Company includes the allowance for customer credits in its net accounts receivable balances on the Company’s balance sheet at period end. Allowances for customer credits approximated $304,000 and $64,000 at September 30, 2021 and December 31, 2020, respectively.

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

Deferred Revenue

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying the Company’s performance obligations, including amounts which are refundable. Such activity is not typical for the Company. The Company had zero deferred revenue included in its consolidated balance sheets as of September 30, 2021, and December 31, 2020. Payment terms and conditions can vary by contract type. Generally, payment terms within the Company’s customer contracts include a requirement of payment within 30 to 60 days from date of invoice. Typically, customers make payments after receipt of invoice for billed services, and less typically, in advance of rendered services.

The Company has not made any significant changes in applying ASC 606 during the nine months ended September 30, 2021.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by revenue source and has determined that disaggregating revenue into these categories sufficiently depicts the differences in the nature, amount, timing and uncertainty of revenue streams.

The following table summarizes revenue from contracts with customers, disaggregated by revenue source, for the three and nine months ended September 30, 2021, and 2020. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities. The table is in line with our reportable segments (see Note 12 – Segment Reporting)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Lead fees	$12,030	$14,759	$41,444	$47,496
Advertising
Clicks	2,976	2,432	8,747	10,102
Display and other advertising	549	622	1,980	1,720
	3,525	3,054	10,727	11,822

Used vehicle sales	1,604	—	1,604	—
Total revenues	$17,159	$17,813	$53,775	$59,318

5.   Net Loss Per Share and Stockholders’ Equity

Basic net loss per share is computed using the weighted average number of common shares outstanding during the three-and-nine-month periods reflected in the following table, excluding any unvested restricted stock. Diluted net loss per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted methods, during the period. Potential common shares consist of unvested restricted stock and common shares issuable upon the exercise of stock options and warrants.

The following are the share amounts utilized to compute the basic and diluted net loss per share for the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic Shares:
Weighted average common shares outstanding	13,465,871	13,153,752	13,394,101	13,149,155
Weighted average unvested restricted stock	(220,000)	(12,898)	(172,509)	(13,187)
Basic Shares	13,245,871	13,140,854	13,221,592	13,135,968

Diluted Shares:
Basic shares	13,245,871	13,140,854	13,221,592	13,135,968
Weighted average dilutive securities	—	—	—	—
Diluted Shares	13,245,871	13,140,854	13,221,592	13,135,968

For the three and nine months ended September 30, 2021, and 2020, the Company’s basic and diluted net loss per share and weighted-average number of shares are the same because the Company generated a net loss for the period and potentially dilutive securities are excluded from diluted net loss per share because they have an anti-dilutive impact.

For the three and nine months ended September 30, 2021, 4.6 million and 4.6 million of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share, respectively. For the three and nine months ended September 30, 2020, 3.9 million and 3.9 million of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share, respectively.

6. Share-Based Compensation

Share-based compensation expense is included in the following operating expense categories in the accompanying Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Share-based compensation expense:
Sales and marketing	39	29	102	90
Technology support	7	15	26	70
General and administrative	412	453	1,254	1,365
Share-based compensation costs	458	497	1,382	1,525

Total share-based compensation costs	$458	$497	$1,382	$1,525

There was no share-based compensation that was capitalized related to the development of internal use software.

Stock Options.  The Company granted the following stock options for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Number of stock options granted	112,000	—	932,000	515,000
Weighted average grant date fair value	$2.04	$—	$1.85	$1.05
Weighted average exercise price	$2.88	$—	$2.64	$1.90

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

The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Dividend yield		—		—
Volatility	95%	—%	95%	70%
Risk-free interest rate	0.7%	—%	0.8%	1.1%
Expected life (years)	4.8	—	4.8	4.6

Stock option exercises.  The following stock options were exercised during the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Number of stock options exercised	—	22,213	76,667	22,213
Weighted average exercise price	$—	$3.35	$2.30	$3.35

A summary of the Company’s outstanding stock options as of September 30, 2021, and changes during the six months then ended is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2020	3,758,670	$4.26	4.7	$270
Granted	932,000	2.64
Exercised	(76,667)	2.30		55
Forfeited or expired	(119,507)	8.80
Outstanding at September 30, 2021	4,494,496	3.84	4.6	580
Vested and expected to vest at September 30, 2021	4,336,216	3.88	4.5	552
Exercisable at September 30, 2021	2,762,680	4.50	3.8	270

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

7. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consist of the following:

	September 30, 2021	December 31, 2020

Computer software and hardware	$5,008	$4,940
Capitalized internal use software	8,296	7,391
Furniture and equipment	1,105	935
Leasehold improvements	883	884
Capital projects-in-progress	1,190	805
	16,482	14,955
Less—Accumulated depreciation and amortization	(12,713)	(12,002)
Property and Equipment, net	$3,769	$2,953

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

Accounts receivable are primarily derived from fees billed to Dealers and Manufacturers as well as used vehicle sales.  The Company generally requires no collateral to support its accounts receivables and maintains an allowance for bad debts for potential credit losses.

The Company has a concentration of credit risk with its automotive industry-related accounts receivable balances. Approximately 59%, or $7.5 million, of gross accounts receivable at September 30, 2021, and approximately 39% of total revenues for the nine months ended September 30, 2021, are related to Urban Science Applications, Carat Detroit (General Motors) and Autodata Solutions. For 2020, approximately 64%, or $9.3 million, of gross accounts receivable at September 30, 2020, and approximately 46% of total revenues for the nine months ended September 30, 2020, are related to Urban Science Applications, Carat Detroit (General Motors), Ford Direct and Autodata Solutions.

On May 24, 2021, the Company received written notice from Direct Dealer LLC dba FordDirect (“FordDirect”) that FordDirect decided to suspend its third-party new vehicle lead marketing program for the near future and notified the Company that FordDirect was terminating its new vehicle leads program with the Company effective September 30, 2021. On June 11, 2021, the Company and FordDirect agreed to amend the Lead Agreement dated December 1, 2020, between the Company and FordDirect to provide for an early termination of the new vehicle leads program, with the early termination being effective June 30, 2021, in exchange for a lump sum payment of approximately $0.5 million from FordDirect to the Company.

Intangible Assets.  The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.

The Company’s intangible assets are amortized over the following estimated useful lives:

				September 30, 2021			December 31, 2020
Definite-lived Intangible Asset	Estimated Useful Life (years)			Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trademarks/ trade names/ licenses/ domains	3	-	7	$16,589	$(16,350)	$239	$16,589	$(15,961)	$628
Developed technology	5	-	7	8,955	(7,867)	1,088	8,955	(7,050)	1,905
				$25,544	$(24,217)	$1,327	$25,544	$(23,011)	$2,533

		September 30, 2021			December 31, 2020
Indefinite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Domain	Indefinite	$2,600	$—	$2,600	$2,200	$—	$2,200

Amortization expense is included in “Cost of revenues” and “Depreciation and amortization” in the Unaudited Condensed Consolidated Statements of Operations.  Total amortization expense was $0.4 million and $1.2 million for the three and nine months ended September 30, 2021, respectively. Amortization expense was $0.4 million and $2.0 million for the three and nine months ended September 30, 2020, respectively.

Amortization expense for the remainder of the year and for future years is as follows:

Year	Amortization Expense

2021 (remaining 3 months)	$294
2022	902
2023	86
2024	45
$1,327

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020

Accrued employee-related benefits	$2,691	$2,123
Other accrued expenses and other current liabilities:
Taxes and other amounts due to governmental authorities	416	143
Amounts due to customers	49	94
Other current liabilities	380	301
Total other accrued expenses and other current liabilities	845	538

Total accrued expenses and other current liabilities	$3,536	$2,661

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

Lease Liabilities.  Lease liabilities as of September 30, 2021, consist of the following:

Current portion of lease liabilities	$882
Long-term lease liabilities, net of current portion	1,598
Total lease liabilities	$2,480

The Company’s aggregate lease maturities as of September 30, 2021, are as follows:

Year
2021 (remaining 3 months)	$301
2022	881
2023	797
2024	528
2025	197
Total minimum lease payments	2,704
Less imputed interest	(224)
Total lease liabilities	$2,480

Rent expense included in operating expenses and cost of revenue was $0.3 million and $0.9 million for the three and nine months ended September 30, 2021. The Company had a weighted average remaining lease term of 3.0 years and a weighted average discount rate of 6.25% for leases prior to July 2021. For leases on or after August 2021 the weighted average discount rate was 7.25%. Rent expense included in operating expenses and cost of revenue was $0.4 million and $1.3 million for the three and nine months ended September 30, 2020. The Company had a weighted average remaining lease term of 2.9 years and a weighted average discount rate of 6.25% as of September 30, 2020.

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

On March 26, 2020, the Company repaid in full the borrowings under the PNC Credit Agreement, at which time the PNC Credit Agreement was terminated, and in conjunction with the termination of the PNC Credit Agreement, on March 26, 2020, the Company entered into a $20.0 million Loan, Security and Guarantee Agreement (“CNC Credit Agreement”) with CIT Northbridge Credit LLC, as agent (the “Agent”), and the Company’s U.S. subsidiaries. The CNC Credit Agreement provides for a $20.0 million revolving credit facility with borrowings subject to availability based primarily on limits of 85% of eligible billed accounts receivable and 75% against eligible unbilled accounts receivable. The obligations under the CNC Credit Agreement are guaranteed by the Company’s U.S. subsidiaries and secured by a first priority lien on all of the Company’s and the Company’s U.S. subsidiaries’ tangible and intangible assets.

As of September 30, 2021, the Company had $10.0 million outstanding under the CNC Credit Agreement and approximately $0.8 million of net availability. To increase the borrowing base sufficient enough to meet the minimum borrowing usage requirement, the Company, on June 29, 2020, placed $3.0 million into a restricted cash account that provided for greater availability under the CNC Credit Agreement. The Company placed an additional $1.0 million into the same restricted cash account in December 2020. The Company can borrow up to 97.5% of the total restricted cash amount. The restricted cash accrues interest at a variable rate currently averaging 0.25% per annum.

Financing costs related to the CNC Credit Agreement, net of accumulated amortization, of approximately $0.3 million, have been deferred over the initial term of the loan and are included in other assets as of September 30, 2021. The interest rate per annum applicable to borrowings under the CNC Credit Agreement is the LIBO Rate (as defined in the CNC Credit Agreement) plus 5.5%. The LIBO Rate is equal to the greater of (i) 1.75%, and (ii) the rate determined by the Agent to be equal to the quotient obtained by dividing (1) the LIBO Base Rate (i.e., the rate per annum determined by Agent to be the offered rate that appears on the applicable Bloomberg page) for the applicable LIBOR Loan for the applicable interest period by (2) one minus the Eurodollar Reserve Percentage (i.e., the reserve percentage in effect under regulations issued from time to time by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirement with respect to Eurocurrency funding for the applicable LIBOR Loan for the applicable interest period). If adequate and reasonable means do not exist for ascertaining or the LIBOR rate is no longer available, the Company and the Agent may amend the CNC Credit Agreement to replace LIBOR with an alternate benchmark rate. If no LIBOR successor rate is determined, the obligation of the lenders to make or maintain LIBOR loans will be suspended and the LIBO Base Rate component will no longer be utilized in determining the base rate.

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

On July 30, 2021, the Company and the Agent entered into a Second Amendment to and Consent Under Loan, Security and Guarantee Agreement (“Credit Facility Second Amendment”). The Credit Facility Second Amendment provides for: (i) the Agent’s and lenders’ consent to the CarZeus Purchase Transaction; (ii) the inclusion of the Tradein Expert as a guarantor, obligor, and pledgor under the Credit Facility Agreement upon the satisfaction of certain conditions; and (iii) a new permitted use of borrowings under the Credit Facility Agreement that will allow Tradein Expert to acquire used vehicle inventories, which this new use of borrowings is limited in the amount of: (a) $1.5 million prior to Tradein Expert becoming a guarantor, obligor, and pledgor under the Credit Facility Agreement; and (b) $3.0 million subsequent to Tradein Expert becoming a guarantor and obligor under the Credit Facility Agreement, which occurred upon the Company and Agent entering into a Joinder Under Loan, Security and Guarantee Agreement and Pledge Agreement Supplement dated as of August 12, 2021.

On September 13, 2021, the Company entered into a Third Amendment to Loan, Security and Guarantee Agreement (“Credit Facility Third Amendment”) with CNC to amend the CNC Credit Agreement to provide for, among other changes, a change in the available borrowing base calculation for the acquisition of used motor vehicle inventory by the Tradein Expert from up to (A) the lesser of (i) $3,000,000.00 and (ii) 85% of the value of eligible accounts receivable arising from the sale of used motor vehicles by Tradein Expert to (B) the lesser of (i) $3,000,000 and (ii) eighty percent (80%) of the purchase price (subject to certain limitations set forth in the Credit Facility Third Amendment) for eligible vehicles (as defined in the Credit Facility Third Amendment) in Tradein Expert’s  used motor vehicle inventory. The Credit Facility Third Amendment also reduces the minimum borrowing usage requirement from fifty percent (50%) to forty percent (40%) of the aggregate revolver amount, which is a minimum borrowing usage requirement reduction from $10,000,000 to $8,000,000.

On April 16, 2020, the Company received a Paycheck Protection Program loan (“PPP Loan”) in the amount of approximately $1.38 million from PNC pursuant to the PPP administered by the United States Small Business Administration (“SBA”) under the CARES Act. In connection with the receipt of the PPP Loan, on May 18, 2020, the Company and the Agent entered into the First Amendment to Loan, Security and Guarantee Agreement to accommodate the Company’s receipt of the PPP Loan.

On January 13, 2021, the Company received a notice from PNC Bank regarding forgiveness of the loan in the principal amount of approximately $1.38 million that was made to the Company pursuant to the SBA PPP under the CARES Act of 2020. The notice states that SBA has remitted to PNC a loan forgiveness payment equal to $1.39 million, which constitutes full payment and forgiveness of the principal amount of the PPP loan and all accrued interest. In January 2021, the Company recognized the forgiveness of the PPP Loan as other income in the Unaudited Condensed Consolidated Statement of Operations.

On June 10, 2020, the Company entered into a thirty-six-month equipment financing agreement (“Financing Agreement”) with Dimension Funding LLC. The Financing Agreement provides for an advance payment of approximately $170,000 to be used to secure furniture and fixtures for the Company’s new office location in Irvine, California. Payments of approximately $5,300 (inclusive of imputed interest) are made monthly under the Financing Agreement. As of September 30, 2021, the Company has paid approximately $93,000. The Financing Agreement will mature on  December 31, 2022.

The Company’s future commitments under the financing agreement as of September 30, 2021, are as follows:

Year
2021 (remaining 3 months)	$12
2022	67
Total Financing Debt	$79

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

Litigation

From time to time, the Company may be involved in litigation matters arising from the normal course of its business operations. Such litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect its business, results of operations, financial condition, and cash flows. The Company assesses the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. The Company records a loss contingency when an unfavorable outcome is probable, and the amount of the loss can be reasonably estimated. The amount of allowances required, if any, for these contingencies is determined after analysis of each individual case. The amount of allowances may change in the future if there are new material developments in each matter. Gain contingencies are not recorded until all elements necessary to realize the revenue are present. Any legal fees incurred in connection with a contingency are expensed as incurred. As of the date of this Quarterly Report on Form 10-Q, the Company is not involved in any litigation.

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

Due to overall cumulative losses incurred in recent years, the Company maintained a valuation allowance against its deferred tax assets as of September 30, 2021, and December 31, 2020. The Company’s effective tax rate for the nine months ended September 30, 2021, differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of a valuation allowance recorded against the Company's existing tax assets. The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.2 million as of September 30, 2021, all of which, if subsequently recognized, would have affected the Company’s tax rate.

As of September 30, 2021, and December 31, 2020, there were no accrued interest and penalties related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the nine months ended September 30, 2021, and 2020.

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

Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the TCJA) for tax years beginning January 1, 2019, and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the TCJA. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the nine months ended September 30, 2021, or to its net deferred tax assets as of September 30, 2021.

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

12. Segment Reporting

As a result of the CarZeus Purchase Transaction on July 31, 2021, the Company has determined that it now operates in two reportable segments: Automotive digital marketing and used vehicle acquisition and resale through the Company’s Tradein Expert subsidiary. The automotive digital marketing segment consists of all aspects related to automotive digital marketing, whereas the used vehicle acquisition and resale segment consists solely of the used vehicle acquisition and wholesale reselling business. Revenues generated by the automotive digital marketing segment primarily represent lead generation and digital advertising, while revenues generated by the used vehicle acquisition and resale segment primarily represent used car vehicle sales as described in Note 1 to these Notes to Unaudited Condensed Consolidated Financial Statements.

The performance of the segments is reviewed by the chief operating decision maker at the operating income (loss) level. The following tables provide segment reporting of the Company for the three and nine months ended  September 30, 2021, and 2020, respectively:

Three Months Ended September 30, 2021
(In thousands)	Automotive digital marketing	Used vehicle acquisition & resale	Total
Revenues	$15,555	$1,604	$17,159
Cost of sales	11,280	1,446	12,726
Gross profit	4,275	158	4,433
Operating loss	(2,655)	(211)	(2,866)
Total assets	37,629	1,269	38,898

Nine Months Ended September 30, 2021
(In thousands)	Automotive digital marketing	Used vehicle acquisition & resale	Total
Revenues	$52,171	$1,604	$53,775
Cost of sales	35,530	1,446	36,976
Gross profit	16,641	158	16,799
Operating loss	(3,850)	(211)	(4,061)
Total assets	37,629	1,269	38,898

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve significant risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2, Part II, Item 1A of this Quarterly Report on Form 10-Q, and under the heading “Risk Factors” in our 2020 Form 10-K. Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

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

Overview

Total revenues in the first nine months of 2021 were $53.8 million compared to $59.3 million in the first nine months of 2020. The decline in total revenues was primarily related to the impact of the coronavirus pandemic on vehicle parts production and sales and overall demand from our customers for our leads and clicks products.  As a part of our strategic decisions and as we have adapted to the market conditions within the automotive industry, we shifted focus to our core Leads, clicks and email products and services and away from non-core products and services, such as third-party party product offerings. This shift further negatively impacted total revenues. Generally lower retail Leads sales levels resulting from attrition in our retail dealer network that occurred in part of 2020 was an additional factor that contributed to lower total revenues during the nine months ended September 30, 2021.  Offsetting some of the revenue declines was the addition of the used vehicle sales component of our revenue mix, which was added with the CarZeus Purchase Transaction effective as of August 1, 2021.

As a result of the continued impact of the coronavirus pandemic disrupting the supply chain for new vehicle inventory and sales, we have continued to intentionally operate at lower levels of media spend to match projected industry selling rates. Dealers and consumers alike are still contending with broader macroeconomic uncertainty, and with this in mind, our objective is to provide the right mix of high-quality Leads and click traffic to our customers by staying aligned with automotive supply and demand dynamics.

Finally, the disruption from the January 2020 malware attack on the Company’s systems also negatively impacted total revenues in 2020. In March 2021, we received an approximate $0.3 million insurance reimbursement related to the January 2020 malware attack, which is partially included in other income during the nine months ended September 30, 2021.

As we continue to work with our traffic suppliers to optimize our search engine marking ("SEM") methodologies and further grow our high-quality traffic streams, we are also investing in and testing new traffic acquisition strategies and enhanced mobile consumer experiences. Further, we continue to invest in our pay-per-click approach to improve the consumer experience of that product. With a more efficient traffic acquisition model emerging, our plan for 2021 and beyond is to grow audience, improve conversion, improve Leads and clicks delivery rates, expand distribution, and increase retail Dealer Leads and clicks budget capacity. We believe that this focus, along with plans to develop or integrate new, innovative products and re-platforming existing experiences will create a more efficient process for how active vehicle shoppers with a vehicle in mind can be matched with sellers that can meet the shoppers’ needs, will create opportunities for improved quality of delivery and strengthen our position for revenue growth.

Our lead and click generation products have historically operated with limited visibility regarding future performance due to short sales cycles and a high rate of customer churn as customers are able to join and leave our platform with limited notice.  Our advertising business is also subject to seasonal trends, with the first quarter of the calendar year typically showing sequential decline versus the fourth quarter. These factors have historically contributed to volatility in our revenues, cost of revenues, gross profit, and gross profit margin. We anticipate these trends will continue through the remainder of 2021 and beyond.

To maximize our growth potential as a more involved matchmaker, we believe that we must continue to optimize our platform and products to facilitate more comprehensive matches between vehicle shoppers and vehicle sellers who can meet these shoppers’ needs. These investments began with improvements to shop.car.com and continued through the third quarter of 2021, spanning similar improvements to our additional properties, as well as our strategic relationship with CreditIQ and the CarZeus Purchase Transaction. We have also made progress with layering additional retail-ready components into our platform. At the beginning of June, we announced our new strategic relationship with CreditIQ, an automotive retailing-focused software and service company that enables dealers to provide seamless digital retail experiences to consumers. This relationship allows shoppers using our search funnel to calculate car payments on a vehicle of interest, which streamlines the car buying process for both buyers and sellers. Features like these not only enhance our platform’s user experience, but also enable us to create more tailored profiles of the buyers using our sites to understand what kind of shopping experience they’re seeking.

We plan to expand both this base and the offerings of our platform even further as a result of the CarZeus Purchase Transaction, which we believe positions us to participate more meaningfully in the used vehicle acquisition and sales market by providing us the opportunity to purchase used vehicles directly from consumers and resell them primarily through wholesale auctions, forming a complementary product line extension to our existing consumer offerings. We believe this acquisition will also allow us to increase our total addressable market by expanding our presence in the used vehicle market, while giving us the opportunity to enhance the offerings and usefulness of our underutilized sites and monetize our traffic more effectively. We plan to use our traffic acquisition capabilities and operational efficiency to drive growth, improve financial performance and build scalable operating processes to enhance performance within the San Antonio, Texas market. With this foundation in place, we plan to prepare the business for broader geographic coverage in the long-term.

Although we are not able to provide any specific guidance regarding our full year 2021 future business, results of operations, financial condition, earnings per share, cash flow or the trading price of our stock (individually and collectively referred to as the Company’s “financial performance”) with detail or accuracy, many industry analysts have forecast modest improvement in the new vehicle unit sales seasonally adjusted annual rate from 14.5 million units in 2020 to a range of 15.0-15.5 million units in 2021, or 3-7% growth.  Industry reports indicate that during the first half of 2021, franchise dealer unit volume grew 29%, but inventory shortages have reduced growth to the lower end of the range, and new vehicle sales have dropped below 2020 levels in the 3rd quarter of 2021. New vehicle sales levels are expected to continue to be challenged until inventory supplies normalize. We are not able at this time to provide any specific guidance related to the impact on our full year 2021 financial performance as a result of the CarZeus Purchase Transaction.

We anticipate that our remaining 2021 financial performance may be adversely impacted when compared to 2020 by (i) the continuing impact of the coronavirus pandemic on vehicle sales and on demand for our products and services; (ii) increased competitive pressure on cost of audience acquisition that may limit how much volume we will be able to profitably source and distribute to our customers; (iii) the costs and revenue impact associated with our efforts to optimize our clicks product; (iv) the decision to shift our focus to our core leads, clicks and email products and services and away from non-core product and services provided by other partners; and (v) the increased competition for and price of used vehicles that we would target for acquisition and resale.

In early 2020 and continuing as of the date of this Quarterly Report on Form 10-Q, the outbreak of coronavirus has led to quarantines and stay-at-home/work-from-home orders in a number of countries, states, cities and regions and the closure or limited access to public and private offices, businesses and facilities, worldwide, causing widespread disruptions to travel, economic activity and financial markets. The continuing effect of the coronavirus pandemic has led our Manufacturer and Dealer customers to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of consumers to visit automotive dealerships to purchase or lease vehicles, and (iii) overall health, safety and availability of their labor force. Manufacturers have also shut down assembly plants, adversely impacting inventories of new vehicles. Volatility in the financial markets, concerns about exposure to the virus, governmental quarantines, stay-at-home/work-from-home orders, business closures and employment furloughs and layoffs have also impacted consumer confidence and willingness to visit dealerships and to purchase or lease vehicles. High unemployment rates and lower consumer confidence may continue even after stay-at-home/work-from-home orders and business closures have ended. These disruptions have impacted the willingness or desire of our customers to acquire vehicle Leads or other digital marketing services from us. We are also experiencing direct disruptions in our operations due to the overall health and safety of, and concerns for, our labor force and as a result of governmental “social distancing” programs, quarantines, travel restrictions and stay-at-home/work-from-home orders, leading to office closures, operating from employee homes and restrictions on our employees traveling to our various offices.

In addition to the continued impact of the coronavirus pandemic on supply chains and vehicle inventories and sales, Manufacturers have also experienced significant disruption in the supply of semiconductor chips required for new vehicles due to a worldwide shortage of these chips. As a result, the ability of Manufacturers to maintain regular production output of certain vehicles, and the corresponding reduction in available new vehicle inventories, have adversely impacted vehicle sales. Further disrupting the automotive industry and the number of vehicles available for sale or lease are disruptions in the supply of other components used in vehicle manufacturing, such as seat foam and rubber, which is a key material used in tires as well as other components of new vehicles.

We are unable to predict the continuing extent, duration and impact of the supply chain disruptions on the automotive industry in general, and on our business and operations specifically. The spread of coronavirus variants and governmental responses thereto may prolong or increase the negative impacts of the pandemic. Vehicle sales have declined, and we continue to experience cancellations or suspensions of purchases of Leads and other digital marketing services by our customers, which could materially and adversely affect our financial performance. In light of the continuing impact of the pandemic and supply chain disruptions, we have continued taking steps to reduce our overall lead and click generation efforts and corresponding costs to better align our volumes with industry demand and consumer intent and ability to purchase or lease vehicles. We will continue to evaluate these and other cost reduction measures, and explore all options available to us, in order to minimize the impact of these events on us.

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended June 30, 2021

The following table sets forth certain statement of operations data for the three-month periods ended September 30, 2021, and June 30, 2021 (certain balances and calculations have been rounded for presentation). In accordance with Regulation S-K Item 303(c), as amended, we are providing a comparison of our September 30, 2021, period against the preceding quarter. We believe providing a sequential results-of-operations is more useful for investors and stakeholders, as it provides more clarity into our current year financial performance. For additional information related to the three months ended June 30, 2021, please refer to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on August 5, 2021.

	September 30, 2021	% of Total Revenues	June 30, 2021	% of Total Revenues	Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead generation	$12,030	70%	$15,225	81%	$(3,195)	21%
Digital advertising	3,525	21	3,511	19	14	—
Used vehicle sales	1,604	9	—	—	1,604	100
Total revenues	17,159	100	18,736	100	(1,577)	(8)
Cost of revenues:
Cost of revenues – lead generation and digital advertising	11,280	66	12,179	65	(899)	(7)
Cost of revenues – used vehicles	1,446	8	—	—	1,446	100
Total cost of revenues	12,726	74	12,179	65	547	4
Gross profit	4,433	26	6,557	35	(2,124)	(32)
Operating expenses:
Sales and marketing	2,465	14	2,103	11	362	17
Technology support	1,395	8	1,271	7	124	10
General and administrative	3,260	19	3,089	17	171	6
Depreciation and amortization	179	1	196	1	(17)	(9)
Total operating expenses	7,299	42	6,659	36	640	10
Operating loss	(2,866)	(16)	(102)	(1)	(2,764)	2,710
Interest and other income (expense), net	(190)	(1)	(202)	(1)	11	38
Loss before income tax provision	(3,056)	(17)	(304)	(2)	(2,753)	906
Income tax provision	—	—	—	—	—	—
Net loss	$(3,056)	(17)%	$(304)	(2)%	$(2,753)	906%

Lead generation.  Lead generation revenues decreased $3.2 million, or 21%, in the third quarter of 2021 compared to the second quarter of 2021, primarily as a result of a decrease in the volume of automotive leads delivered to manufacturers and wholesale customers. Further contributing to this decrease was a one-time lump sum payment for the early termination of the new vehicle leads program by one of our manufacturing customers which approximated $0.5 million in the second quarter of 2021.

Digital advertising. Advertising revenues did not materially change when compared to the second quarter of 2021.

Used vehicle sales. Used vehicle sales was $1.6 million in the third quarter of 2021, as a result of the commencement of operations for our used vehicle acquisition and reselling business subsequent to the CarZeus Purchase Transaction on July 31, 2021. The third quarter of 2021 was the initial quarter with used vehicle sales for us.

Cost of Revenues – lead generation and digital advertising.  Cost of revenues consists of purchase request and traffic acquisition costs and other cost of revenues. Purchase request and traffic acquisition costs consist of payments made to our third-party purchase request providers, including internet portals and online automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including search engine optimization activity, included on our websites; connectivity costs; development costs related to our websites; technology license fees; server equipment depreciation; and technology amortization directly related to the Company Websites. Cost of revenues decreased $0.9 million, or 7%, in the third quarter of 2021 compared to the second quarter of 2021 primarily due to decreased SEM, purchase request and traffic acquisition costs and a decrease in click publisher costs.

Cost of revenues – used vehicles. Used vehicle cost of revenues was $1.4 million in the third quarter of 2021, as a result of the CarZeus Purchase Transaction on July 31, 2021.

Gross profit. Gross profit decreased $2.1 million, or 32%, in the third quarter of 2021 compared to the second quarter of 2021. This was a direct result of a reduction in sequential lead traffic and lead volume. Further contributing to this decrease was a one-time lump sum payment for the early termination of the new vehicle leads program by one of our manufacturing customers which approximated $0.5 million in the second quarter of 2021.

Sales and Marketing.  Sales and marketing expense include costs for developing our brand equity, personnel costs, and other costs associated with Dealer sales, website advertising, Dealer support, and bad debt expense. Sales and marketing expense in the third quarter of 2021 increased $0.4 million, or 17%, compared to the second quarter of 2021 due primarily to an increase in headcount related to the CarZeus Purchase Transaction coupled with an increase in marketing expenses.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by us to enhance, manage, maintain, support, monitor and operate our websites and related technologies, and to operate our internal technology infrastructure. Technology support expense in the third quarter of 2021 increased by $0.1 million, or 10%, compared to the second quarter of 2021 due primarily to an increase in consulting related expenses.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the third quarter of 2021 increased by $0.2 million, or 6%, from the second quarter of 2021 due primarily to an increase in certain discretionary compensation.

Depreciation and Amortization.  Depreciation and amortization expense in the third quarter of 2021 did not materially change when compared to the second quarter of 2021.

Interest and Other Income (Expense), Net.  Interest and other income (expense) in the third quarter of 2021 did not materially change when compared to the second quarter of 2021.

Income Taxes. Income tax expense was zero in the third quarter of 2021 as well as the second quarter of 2021. Our income tax rate for the second quarter of 2021 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table sets forth certain statement of operations data for the nine-month periods ended September 30, 2021, and 2020 (certain balances and calculations have been rounded for presentation):

	2021	% of Total Revenues	2020	% of Total Revenues	Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead generation	$41,444	77%	$47,496	80	$(6,052)	(13)%
Digital advertising	10,727	20	11,822	20	(1,095)	(9)
Used vehicle sales	1,604	3	—	—	1,604	100
Total revenues	53,775	100	59,318	100	(5,543)	(9)
Cost of revenues:
Cost of revenues – lead generation and digital advertising	35,530	66	41,498	70	(5,968)	(14)
Cost of revenues – used vehicles	1,446	3	—	—	1,446	100
Total cost of revenues	36,976	69	41,498	70	(4,522)	(11)
Gross profit	16,799	31	17,820	30	(1,021)	(6)
Operating expenses:
Sales and marketing	6,768	13	6,062	10	706	12
Technology support	4,034	8	5,094	9	(1,060)	(21)
General and administrative	9,479	18	9,954	17	(475)	(5)
Depreciation and amortization	579	1	1,506	3	(927)	(62)
Total operating expenses	20,860	40	22,616	39	(1,756)	(8)
Operating loss	(4,061)	(9)	(4,796)	(9)	735	(15)
Interest and other income (expense), net	1,011	2	(1,087)	(2)	2,098	822
Loss before income tax provision	(3,050)	(7)	(5,883)	(11)	2,833	(48)
Income tax provision	—	—	—	—	—	—
Net loss	$(3,050)	(7)%	$(5,883)	(11)%	$2,833	(48)%

Lead generation.  Lead generation revenues decreased $6.1 million, or 13%, in the first nine months of 2021 compared to the first nine months of 2020 primarily as a result of the impact of the coronavirus pandemic on vehicle sales. This decrease is partially offset by the one-time lump sum payment for the early termination of the new vehicle leads program by one of our manufacturing customers which approximated $0.5 million.

Digital advertising. Advertising revenues decreased $1.1 million, or 9%, in the first nine months of 2021 compared to the first nine months of 2020 primarily a result of a decrease in click revenue associated with decreased click volume. The decrease in click volume is attributed to the impact of the coronavirus pandemic and our internal decision to reduce overall click generation efforts to better align with industry demand.

Used vehicle sales. Used vehicle sales was $1.6 million in the third quarter of 2021, as a result of the commencement of operations for our used vehicle acquisition and reselling business subsequent to the CarZeus Purchase Transaction on July 31, 2021. The third quarter of 2021 was the initial quarter with used vehicle sales for us.

Cost of Revenues – lead generation and digital advertising.  Cost of revenues decreased $6.0 million, or 14%, in the first nine months of 2021 compared to the first nine months of 2020 primarily due to decreased SEM, purchase requests, click traffic acquisition costs and other costs of revenues.

Cost of revenues – used vehicles. Used vehicle cost of revenues was $1.4 million in the first nine months of 2021, as a result of the CarZeus Purchase Transaction on July 31, 2021.

Gross profit. Gross profit decreased $1.0 million, or 6%, for the first nine months of 2021 compared to the first nine months of 2020. This was a direct result of the impact of the coronavirus pandemic on vehicle sales. Offsetting this decrease was a one-time lump sum payment for the early termination of the new vehicle leads program by one of our manufacturing customers which approximated $0.5 million.

Sales and Marketing.  Sales and marketing expense in the first nine months of 2021 increased $0.7 million, or 12%, compared to the first nine months of 2020 due primarily to an increase in headcount related to the CarZeus Purchase Transaction coupled with an increase in marketing expenses.

Technology Support. Technology support expense in the first nine months of 2021 decreased by $1.1 million, or 21%, compared to the first nine months of 2020 due primarily to a reduction in consulting related expenses.

General and Administrative. General and administrative expense in the first nine months of 2021 decreased approximately $0.5 million, or 5%, from the first nine months of 2020 due primarily to reductions in recruitment, travel-related expenses, rent, severance and consulting-related expenses

Depreciation and Amortization.  Depreciation and amortization expense in the first nine months of 2021 decreased $0.9 million or 62%, compared to the first nine months of 2020. The decrease in depreciation and amortization expense was due primarily to assets that have been fully depreciated or removed from service.

Interest and Other Income, Net.  Interest and other income (expense) was $1.0 million of income for the first nine months of 2021 compared to $1.1 million of expense in the first nine months of 2020. In the first quarter of 2021, we recorded $1.4 million of income associated with the forgiveness of our Paycheck Protection Program loan. Further contributing to the increase in interest and other income (expense) was an insurance reimbursement related to the January 2020 malware attack in which we recorded $0.2 million on our Unaudited Condensed Consolidated Statement of Operations. Interest expense decreased to $0.8 million in the first nine months of 2021 from $1.3 million in the first nine months of 2020, due to the prior year write-off of our deferred financing fees associated with the revolving line of credit under the PNC Credit Facility. Interest expense includes interest on outstanding borrowings and the amortization of debt issuance costs.

Income Taxes. Income tax expense was zero for the first nine months of 2021 and 2020, respectively. Our income tax rate for the first nine months of 2021 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2021, and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$702	$1,313
Net cash used in investing activities	(1,579)	(396)
Net cash (used in) provided by financing activities	(50)	7,709

Our principal sources of liquidity are our cash and cash equivalent balances and borrowings under the CNC Credit Agreement.  Our cash and cash equivalents and restricted cash totaled $14.2 million as of September 30, 2021, compared to $15.1 million as of December 31, 2020. As of September 30, 2021, we had a net loss of approximately $3.1 million. The net loss is primarily attributable to operating expenses of $20.9 million during the nine months ended September 30, 2021, exceeding our gross profit of $16.8 million. We had cash provided by operations of $0.7 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $352.8 million and stockholders' equity of $14.8 million. For information concerning our CNC Credit Agreement, see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have developed a strategic plan focused on improving operating performance in the future that includes modernizing and upgrading our technology and systems, pursuing business objectives and responding to business opportunities, developing new or improving existing products and services and enhancing operating infrastructure.

Our objective is to achieve cash generation as a business; however, there is no assurance that we will be able to achieve this objective. The CNC Credit Agreement is expected to be used to continue to partially fund operations in addition to enabling the purchase of vehicle inventory that is ultimately resold by CarZeus.

We believe that current cash reserves and operating cash flows will be enough to sustain operations for the next twelve months. If we are unsuccessful in meeting our objective to grow our gross profit and sustain cash generation as a business, we may need to seek to satisfy our future cash needs through private or public sales of securities, additional debt financings or partnering/licensing transactions; however, there is no assurance that we will be successful in satisfying our future cash needs to continue operations.

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

Net Cash Provided by Operating Activities. Net cash provided by operating activities in the nine months ended September 30, 2021, of $0.7 million resulted primarily from depreciation and amortization of $1.9 million, stock compensation expense of $1.4 million, a $1.1 million net decrease in net working capital and other non-cash charges of $0.8 million. Offsetting this was a net loss of $3.1 million, the forgiveness of the Paycheck Protection Program loan of $1.4 million

Net cash provided by operating activities in the nine months ended September 30, 2020, of $1.3 million resulted primarily from depreciation and amortization of $3.0 million, a $2.2 million net decrease in net working capital, stock compensation expense of $1.5 million and other non-cash charges of $0.5 million. Partially offsetting this was a net loss of $5.9 million.

Net Cash used in Investing Activities. Net cash used in investing activities was approximately $1.6 million in the nine months ended September 30, 2021, which primarily related to expenditures of capitalized internal use software of $1.3 million coupled with a $0.3 million purchase of certain assets of CarZeus as detailed in the CarZeus Purchase Transaction on July 31, 2021.

Net cash used in investing activities was approximately $0.4 million in the nine months ended September 30, 2020, which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software.

Net Cash Used in Financing Activities. Net cash used in financing activities of $0.1 million in the nine months ended September 30, 2021, primarily related to $0.2 million of net borrowings on the credit facility offset by $0.1 million proceeds from the exercise of stock options.

Net cash provided by financing activities of $7.7 million in the nine months ended September 30, 2020, primarily related to net borrowings of $10.0 million on our credit facility, a $1.4 million Paycheck Protection Program loan coupled with $0.1 million proceeds from the exercise of stock options, offset by a $3.7 million repayment on the PNC credit facility.

Off-Balance Sheet Arrangements

At September 30, 2021, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the “Exchange Act”) as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

For information about the significant risks that could affect the Company's financial condition, results of operations, liquidity, and cash flows, see the section of the 2020 Form 10-K entitled “Risk Factors,” as supplemented below, and the section of this quarterly report entitled “Forward-Looking Statements”.

Risks Associated with our Business Operations and Industry

We may be unable to increase Lead revenues and could continue to suffer declining revenues due to Dealer attrition or loss of Manufacturer customers.

We predominately derive our Lead revenues from sales to Dealers and Manufacturers participating in our Lead programs. Our Lead generation revenues decreased $6.1 million, or 13%, in the first nine months of 2021 compared to the first nine months of 2020. Our ability to increase revenues from sales of Leads is dependent on a mix of interrelated factors that include attracting and retaining Dealers and Manufacturers and increasing the number of high-quality Leads we sell to Dealers and Manufacturers. We are also focused on higher revenue Dealers that are more cost-effective to support. Our Lead sales strategy is intended to result in more profitable relationships with our Dealers both in terms of cost to supply Leads and to support the Dealers. Dealer churn and termination of Manufacturer Lead programs impacts our revenues, and if our sales strategy does not mitigate the loss in revenues by maintaining the overall number of Leads sold by increasing sales to other Dealers or Manufacturers while maintaining the overall margins we receive from the Leads sold, our revenues will decrease. We cannot provide any assurances that we will be able to increase Lead generation revenues, prevent Dealer attrition or program terminations by Manufacturers or offset the revenues lost due to Dealer attrition or program terminations by Manufacturers by other means, and our failure to do so could materially and adversely affect our financial performance.

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

A reduction in the availability or access to used vehicle inventory could adversely affect our business by increasing the costs of vehicles purchased and reducing the volume of units purchased for resale.

Tradein Expert acquires used vehicles primarily from individual consumers. There can be no assurance that sufficient inventory of used vehicles will continue to be available to Tradein Expert. or will be available at prices acceptable to Tradein Expert. Tradein Expert might have to absorb a portion of any cost increases in inventory without being able to pass those increases to vehicle purchasers. Any reduction in the availability of used vehicle inventory or increases in the cost of vehicles could adversely affect Tradein Expert’s financial performance. Tradein Expert could have negative gross profit in situations where the cost of inventory is greater than the resale price of that inventory to vehicle purchases.

The retail used vehicle industry is fragmented and highly competitive, which could result in increased costs to acquire vehicles, lower sales prices due to competitive pressure.

Tradein Expert competes principally with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, some of which have significantly greater financial resources, and (iii) individuals who sell used vehicles in private transactions. Increased competition in the used vehicle market, including new entrants to the market, could result in increased costs for used vehicles and lower-than-expected vehicle sales and margins. Further, if Tradein Expert’s competitors seek to gain or retain market share by increasing the prices they pay for used vehicles or reducing prices for used vehicles they sell, Tradein Expert may have to respond by increasing the prices it pays for vehicles or reducing the sales prices of used vehicles it sells to its customers in order to remain competitive, which may result in a decrease in Tradein Expert’s sales and ability to achieve profitability.

Risks Associated with Regulatory Laws

Automotive Dealer/ Broker and Vehicle Advertising Laws.

All states comprehensively regulate vehicle sales and lease transactions, including strict licensure requirements for automotive dealers (and, in some states, brokers) and vehicle advertising. We do not sell motor vehicles in any state, except for Tradein Expert, our used vehicle buying and selling service that is licensed as a motor vehicle dealer in the State of Texas. State regulatory authorities or third parties could take the position that some of the regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our digital marketing and consumer referrals business. We believe that most of these laws and regulations specifically address only traditional vehicle purchase and lease transactions, not internet-based digital marketing and consumer referral programs such as our programs. If we determine that the licensing or other regulatory requirements in a given state are applicable to our digital marketing and consumer referrals business or to a particular marketing services program, we may elect to obtain required licenses and comply with applicable regulatory requirements. However, if licensing or other regulatory requirements are overly burdensome, we may elect to terminate operations or particular marketing services programs in that state, elect to not operate or introduce particular marketing services programs in that state or modify the service to comply with applicable law without being subjected to licensing requirements. In some states we have modified our marketing programs or pricing models to reduce uncertainty regarding our compliance with local laws.

With regard to our vehicle acquisition and resale business, we are subject to the motor vehicle dealer licensing and other related laws and regulations in the State of Texas, as well as changes in these laws and regulations and the manner in which they are interpreted or applied. The violation of any of these laws or regulations could result in administrative, civil or criminal penalties or in a cease-and-desist order against our vehicle acquisition and resale business operations, any of which could damage our reputation and have a material adverse effect on our financial performance.

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

10.1

Second Amendment to and Consent Under Loan, Security and Guarantee Agreement dated as of July 30, 2021, by and among CIT Northbridge Credit LLC, as Agent, the Lenders Party thereto, AutoWeb, Inc., as Borrower, and Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc., as Guarantors, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 2, 2021 (SEC File No. 001-34761).

10.2*

Joinder Under Loan, Security and Guarantee Agreement and Pledge Agreement Supplement dated as of August 12, 2021, by and among CIT Northbridge Credit LLC, as Agent, the Lenders Party thereto, AutoWeb, Inc., as Borrower, and Tradein Expert, Inc., Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc., as Guarantors.

10.3

Third Amendment to and Consent Under Loan, Security and Guarantee Agreement dated as of September 13, 2021, by and among CIT Northbridge Credit LLC, as Agent, the Lenders Party thereto, AutoWeb, Inc., as Borrower, and Tradein Expert, Inc., Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc., as Guarantors, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 15, 2021 (SEC File No. 001-34761).

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated November 4, 2021.
31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated November 4, 2021.
32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated November 4, 2021.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)
*	Filed or Furnished herewith.
‡

Certain attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. AutoWeb will furnish supplementally copies of such attachments to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AutoWeb, Inc.

Date: November 4, 2021	By:	/s/ Michael Sadowski
Michael Sadowski
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2021	By:	/s/ Cheray Duran
Cheray Duran
Vice President, Corporate Controller
(Principal Accounting Officer)