Form 10-K
period 2021-12-31
AutoWeb, Inc.
filed 2022-03-24
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Based on the closing sale price of $3.12 for our common stock on The Nasdaq Capital Market on June 30, 2021, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $28 million.

As of March 22, 2022, there were 14,051,149 shares of our common stock outstanding.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2022 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AutoWeb, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and our proxy statement, parts of which are incorporated herein by reference, contain such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,” “estimates,” “expects,” “projects,” “intends,” “pending,” “plans,” “believes,” “will” and words of similar substance, or the negative of those words, used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Annual Report on Form 10-K also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include but are not limited to, those discussed in “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

SUMMARY OF RISKS AFFECTING OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” later in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

Risks Associated with our Business Operations and Industry

●	We may be unable to increase Lead revenues and could continue to suffer declining revenues due to Dealer attrition or loss of Manufacturer customers.
●	We may lose customers or quality Lead suppliers to our competitors.
●	Risks associated with our ability to maintain or grow manufacturer relationships through our third-party sales channel and direct-to-Manufacturer wholesale programs.
●	Risks associated with the availability of or access to used vehicle inventory.
●	Increased costs associated with vehicle acquisition and reduced sales prices as a result of highly fragmented and competitive retail used vehicle industry.
●	Changes in internet search engine algorithms, pricing or operational dynamics could materially or adversely affect our financial performance.
●	We are affected by general economic and market conditions, and conditions in the automotive industry.
●	Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control could materially and adversely impact our financial performance.
●	If we lose our key personnel or are unable to attract, train and retain additional highly qualified personnel, our financial performance may be adversely impacted.
●	We are exposed to risks associated with overseas operations.
●

Acquisition of new businesses, products or technologies, could divert our management’s attention from our business, disrupt our operations and materially and adversely impact our financial performance.

●	We are dependent upon third parties for certain support services and should they fail to perform, our financial performance could be materially and adversely affected.
●	Our financial performance may be materially and adversely affected by investments in technology in order to keep our products and services relevant.
●	Interruptions or failures in our information technology platforms, communication systems or security systems could materially and adversely affect our financial performance.

Financial, Accounting and Liquidity Risks

●	Concentration of credit risk and risks due to significant customers could materially and adversely affect our financial performance.
●	If we are unable to generate positive cash flows, we may not be able to continue operations unless we are able to obtain additional cash through alternative sources.
●

If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to maintain or grow the business and respond to challenges or unforeseen circumstances could be significantly limited, and our financial performance could be materially and adversely affected.

●	If our internal controls and procedures fail, our financial condition, results of operations and cash flow could be materially and adversely affected.

Personal Information and Data Security and Privacy Risks

●	The failure to comply with privacy laws could materially and adversely impact our financial performance.
●	Risks associated with compliance with telemarketing and advertising laws and regulations.
●	Data security risks related to confidential and personal information of customers and consumers.
●	Risks related to online fraud and scams.
●	Risks associated with compliance with anti-spam laws, rules, and regulations.

Risks Associated with Regulatory Matters

●	Uncertainty exists in the application of various new and existing laws and regulations to our business.
●	Compliance with Automotive Dealer/ Broker and Vehicle Advertising Laws.
●	Compliance with Financial Broker and Consumer Credit Laws.
●	Compliance with Insurance Broker Laws.

Risks Associated with Tax Matters

●	Changes in the taxation of internet commerce may result in increased costs.
●	If our ability to use our net operating loss carryforwards and other tax attributes is limited, we may not receive the benefit of those assets.

Risks Associated with Ownership of Our Securities

●	The public market for our common stock may be volatile.
●	Our common stock could be delisted from The Nasdaq Capital Market if we are not able to satisfy continued listing requirements.
●	Our certificate of incorporation and bylaws, tax benefit preservation plan and Delaware law contain provisions that could make it more difficult for a third party to acquire us.
●

Our bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

●	We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.
●

Concentration of ownership among our existing executive officers and directors, their affiliates and holders of 5% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.

●	You may experience future dilution as a result of future equity offerings.
●

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

●	We do not expect to declare any dividends in the foreseeable future.

Risks Associated with Litigation

●

Misappropriation or infringement of our intellectual property and proprietary rights and enforcement actions to protect our intellectual property could materially and adversely affect our financial performance.

●	Our financial performance could be adversely affected by actions of third parties that could subject us to litigation.
●	Our financial performance could be materially and adversely affected by other litigation.

PART I

Item 1.         Business

Overview

AutoWeb, Inc., a Delaware corporation, was formed on May 17, 1996, and is headquartered in Tampa, Florida, with offices in Irvine California and Guatemala City, Guatemala. AutoWeb is an automotive industry marketing and used vehicle acquisition and resale company focused on being a “matchmaker” by matching consumers seeking to acquire vehicles and vehicle sellers that can best meet those consumers’ needs. We assist consumers in multiple aspects of a vehicle transaction, including providing valuable content and information to assist consumers in making informed decisions regarding their next vehicle to acquire. The Company also assists consumers who would like to sell their current vehicle through the Company’s CarZeus vehicle acquisition business, which provides an additional product line extension to the Company’s digital marketing offerings. The terms “we,” “us,” “our,” the “Company” or “AutoWeb” and any other similar terms refer to AutoWeb, Inc. and its consolidated subsidiaries, unless otherwise indicated in this Annual Report on Form 10-K.

On July 31, 2021, the Company and Tradein Expert, Inc., a Delaware corporation and wholly owned subsidiary of the Company  (“Tradein Expert”), entered into and consummated an Asset Purchase Agreement (“Purchase Agreement”), by and among the Company, Tradein Expert, Car Acquisition, LLC, a Texas limited liability company dba CarZeus (“Seller”), Carzuz.com LLC, a Texas limited liability company, McCombs Family Partners, Ltd., a Texas limited partnership and Phil Kandera, an individual, pursuant to which Tradein Expert acquired specified assets of Seller’s San Antonio, Texas-based used vehicle acquisition platform that operates under the name CarZeus (“CarZeus Purchase Transaction”). Through the Tradein Expert entity (dba CarZeus), the Company purchases used vehicles directly from consumers and resells them through wholesale channels. The operations of CarZeus are included in AutoWeb’s financial statements as of August 1, 2021.

The Company primarily generates revenue by assisting automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers” or “OEM’s”) in marketing and selling new and used vehicles to consumers through the Company’s online lead and traffic referral programs, dealer marketing products and services, and online advertising.  The Company also offers automotive consumers an option to sell their used vehicle outside of a dealership location. The Company resells these vehicles indirectly to Dealers through wholesale auctions or through direct to Dealer sales.

Our consumer-facing automotive websites (“Company Websites”) provide consumers with information and tools to aid them with their automotive purchase decisions, the ability to sell their used vehicle without going to a Dealer, and the convenience of submitting inquiries directly to Dealers requesting that the Dealers contact the consumers regarding purchasing or leasing vehicles (“Leads”). Leads are internally-generated from our Company Websites (“Internally Generated Leads”) or acquired from third parties (“Non-Internally Generated Leads”) that generate Leads from their websites (“Non-Company Websites”). Our click traffic referral program provides consumers who are shopping for vehicles online with targeted offers based on make, model and geographic location. As these consumers conduct online research on our Company Websites or on the site of one of our network of automotive publishers, they are presented with relevant offers on a timely basis and, upon the consumer clicking on the displayed advertisement, are sent to the appropriate website location of one of our Dealer, Manufacturer, or other advertising customers.

Products and Services

We sell Internally Generated Leads and Non-Internally Generated Leads directly to Dealers and indirectly to Dealers through a wholesale market consisting of Manufacturers and other third parties in the automotive Lead distribution industry.  The click traffic program sends consumers to Dealer, Manufacturer, or other advertising customer websites when the consumer clicks on advertisements on Company Websites as well as on websites operated by third parties contracted with the Company as publishers under the click traffic program. We also offer Dealers and Manufacturers other products and services, including WebLeads+ and Payment Pro®, to assist in capturing online, in-market customers and in selling more vehicles by improving the conversion of Leads to sale transactions. In addition, as previously discussed, beginning August 1, 2021, we also acquire used vehicles from consumers and re-sell those vehicles to Dealers, primarily indirectly through third party wholesale auctions and through direct to Dealer sales.

Lead Programs

We provide Dealers and Manufacturers with opportunities to efficiently market their vehicles to potential buyers.  Dealers and Manufacturers participate in our Lead, display advertising and direct marketing programs, reaching consumers who are in the market to acquire a vehicle. For consumers, we provide, at no cost, an easy way to obtain valuable information and research material to assist them in the vehicle shopping process. Consumer Leads are acquired through our Company Websites or from third parties through their websites. For consumers using our Company Websites, we provide research information, including vehicle specifications, trade in values, safety and pricing data, photos, videos, regional rebates and incentives, and additional tools, such as comparison and configuration tools, to assist them in the buying process.  We also provide additional content on our Company Websites, including a database of articles, consumer and professional reviews, and other analyses.

New Vehicle Leads Program. Our new vehicle Leads program allows consumers to submit requests for pricing and availability of specific new vehicle makes and models.  A Lead provides a Dealer with information regarding the make and model of vehicle the consumer is interested in purchasing as well as the consumer’s contact information.

Dealers participating in our new vehicle Leads program are provided with iControl ®, a proprietary technology that provides Dealers control over the volume and source of their Leads. iControl can be managed at the dealership (or by a representative of AutoWeb on behalf of the dealership) or at the Dealer group level from a web-based, easy-to-use console that makes it quick and efficient for dealerships to change their Lead acquisition strategy to adjust for inventory conditions and broader industry patterns (such as changes in gas prices or consumer demand). From the console, dealerships can easily reduce or expand territories and increase, restrict or block specific models and Lead web sources, making it much easier to manage inventory challenges and focus marketing resources more efficiently.

Our Leads are subject to a quality verification system designed to maintain high-quality Leads and increase Lead buy rates for our Lead customers. Quality verification includes validation of consumer contact information. Our proprietary quality verification process also involves arrangements with third-party vendors specializing in customer validation. After a Lead has been verified, and if we have placement coverage for the Lead within our network of Dealer customers, we send the Lead to selected Dealers in the consumer’s geographic area that sell the type of vehicle requested by the consumer. Additionally, we send an email to the consumer with the Dealer’s name and phone number, and, if applicable, the name of the dealership’s internet manager. Dealers contact the consumer with a price quote and availability information for the requested vehicle. We also sell Leads wholesale to Manufacturers for delivery to their Dealers and also to third parties that have placement coverage for the Lead outside of our Dealer network.

Dealers participate in our retail new vehicle Leads program by entering into contracts directly with us or through major Dealer groups. Generally, Dealer contracts are non-exclusive and may be terminated for convenience by either party with 30 days’ notice. The majority of our retail new vehicle Lead revenues consists of either a monthly subscription fee or a per-Lead fee paid by our network of Dealers. We generally reserve the right to adjust our fees at any time during the term of the contract with at least 30 days’ notice. Manufacturers (directly or through their marketing agencies) and other third parties participate in our wholesale new vehicle Leads programs generally by entering into agreements where either party has the right to terminate for convenience upon prior notice, with the length of time for the notice varying by contract. Revenues from retail new vehicle Leads accounted for approximately 16% and 17% of total revenues in 2021 and 2020, respectively. Revenues from wholesale Leads accounted for approximately 53% and 58% of total revenues in 2021 and 2020, respectively.

Used Vehicle Leads Program. Our used vehicle Leads program allows consumers to search for used vehicles according to specific search parameters including price, make, model, mileage, year and location of the vehicle. The consumer is able to locate and display the description, price and, if available, digital images of vehicles that satisfy the consumer’s search parameters.  The consumer can then submit a Lead for additional information regarding a specific vehicle of interest that the Company delivers to the Dealer offering the vehicle. In addition to sending Leads directly to Dealers through our Lead delivery system, consumers may choose to contact the Dealer using a toll-free number posted next to each vehicle in the consumer’s search results. We charge each Dealer that participates in the used vehicle Leads program either a monthly subscription fee or a per Lead fee.  Revenues from used vehicle Leads accounted for 3% and 4% of total revenues in 2021 and 2020, respectively.

Advertising Programs

Our Company Websites attract an audience of prospective automotive buyers that advertisers can target through display advertising. A primary way advertisers use our Company Websites to reach consumers is through vehicle content targeting. This allows automotive marketers to reach consumers while they are researching one of our automotive segments, such as mini-vans or SUVs, and offers Manufacturers sponsorship opportunities to assist in their customer retention and new consumer acquisition strategies. Our Company Websites also offer Manufacturers the opportunity to feature their makes and models within highly contextual content. Through advertising placements, Manufacturers can direct consumers to their respective websites for further information. We believe this transfer of focused, interested consumers to Manufacturer sites is the most significant action measured by Manufacturers in evaluating our performance and value for the Manufacturers’ marketing programs. Through our agreement with a third party, the third party sells our fixed placement advertising across our Company Websites to automotive advertisers. We also offer a direct marketing platform that enables Manufacturers to target in-market consumers selectively during the often-extended vehicle shopping process. Designed to keep a specific automotive brand in consideration, our direct marketing programs allow automotive marketers to deliver specific communication through either email or direct mail formats to in-market consumers during the shopping process.

Our click traffic program is a pay-per-click advertising program. The click traffic program utilizes proprietary technology to provide consumers targeted offers based on make, model and geographic location. As consumers are conducting research on one of our consumer facing websites or on the site of one of our network of automotive publishers, they are presented with timely, relevant offers and, upon the consumer clicking the displayed advertisement, are sent to the website of one of our Dealer, Manufacturer or other advertising customers. The AutoWeb network of publisher websites reaches and engages with millions of potential car buyers each month, and we believe our network of publisher websites provides high-intent, high-quality traffic that Dealers and other customers cannot typically reach through their own marketing efforts. The click traffic program is flexible and in addition to driving traffic to a vehicle detail page, it sends website traffic to new vehicle sales, service, used vehicles or any other department where our customers want to engage with in-market consumers. In addition, we believe that our click traffic program can be used to more effectively reach competitive shoppers who are researching competitor brands than typical search engines. Advertisers only pay for the clicks they receive and are able to structure campaigns with flexible budgets and no long-term commitments in order to effectively manage spend against their key performance indicators. We receive ongoing feedback from our customers that indicates this traffic provides highly targeted marketing opportunities and is a valuable tool to assist Dealers in selling more vehicles.

Advertising revenues, including direct marketing, accounted for 20% of total revenues in 2021 and 2020.

Used Vehicle Acquisition

As a result of the CarZeus Purchase Transaction, beginning August 1, 2021, we now acquire used vehicles from consumers and resell these vehicles wholesale to Dealers, either indirectly through third party auctions or through direct to dealer sales. Our used vehicle acquisition and resale operations are located in Texas with operations in San Antonio, Austin and Houston. Our used vehicle acquisition and resale operations accounted for 7% of total revenues in 2021.

Other Dealer Products and Services

The Company also offers products and services that assist Dealers in connecting with in-market consumers and in closing vehicle sales.

WebLeads+. Designed to work in connection with a Dealer’s participation in our Leads programs, WebLeads+ is a third-party product that offers a Dealer multiple coupon options that display relevant marketing messages to consumers visiting the Dealer’s website.  With WebLeads+, consumers who visit the Dealer’s website are encouraged to take action in two ways.  First, on the Dealer website, a consumer is presented with a customized special offer formatted for easy Lead submission. If a vehicle quote is requested, the Lead goes directly to the dealership management tool so the dealership sales team can promptly address the customer’s request.  Second, if the consumer leaves the Dealer’s website but remains online, the WebLeads+ product keeps the coupon active in a new browser, which provides the Dealer a repeat branding opportunity and the consumer an easy way to re-engage with the Dealer’s website through submission of a Lead.  The additional Leads generated by the coupons are seamlessly integrated into our Extranet tool.

Payment Pro®.  Payment Pro® is a Dealer website conversion tool based on a third-party product that offers consumers real-time online monthly payment information based on an instant evaluation process.  Payments are based on a third-party review of the consumer’s credit, the actual vehicle being researched, and Dealer finance rates and without requiring a credit check. The Lead goes directly into the Dealer’s management tool so that the dealership sales team can promptly address the consumer’s inquiry.

Strategy

Our goal is to transition from primarily an automotive digital media provider to a transactionally focused matchmaker that participates in the vehicle transaction process in multiple ways. We plan to achieve this objective through the following principal strategies:

Increase the Supply of High-Quality Leads. High-quality Leads are those Leads that result in high transaction (i.e., vehicle acquisition) closing rates for our Dealer and Manufacturer customers.  Internally Generated Leads are generally higher quality than Non-Internally Generated Leads and increase the overall quality of our Lead portfolio. Non-Internally Generated Leads are of varying quality depending on the source of these Leads. We plan to increase the supply of high-quality Leads generated to sell to our customers primarily by:

●

Increasing traffic acquisition activities on Company Websites. Traffic to our Company Websites is monetized primarily though the creation of Leads that are delivered to our Dealer or Manufacturer customers to help them market and sell new and used vehicles and through the sale of advertising space on our Company Websites. We plan to increase the traffic to our Company Websites through effective search engine optimization (“SEO”) and search engine marketing (“SEM”) traffic acquisition activities and enhancements to our Company Websites. SEO is the practice of optimizing keywords in website content to drive traffic to a website through natural search. SEM is the practice of bidding on keywords on search engines to drive traffic to a website.

●

SEO and SEM traffic acquisition activities. Traffic to our Company Websites is obtained through a variety of sources and methods, including direct navigation, SEO, SEM, direct marketing and partnering with other website publishers that provide links to our websites. Our goal is that over time, paid traffic such as SEM will be balanced by greater visitation from direct navigation and SEO, which we expect to result in increased Lead volume and Lead gross profit margins.

●

Continuing to enhance the quality and user experience of our Company Websites. We continuously make enhancements to our Company Websites, including in the design and functionality and by adding new and compelling features for consumers to engage with. These enhancements are intended to position our Company Websites as best-in-class destinations for automotive purchase research by consumers. By doing so, we believe we will increase the volume of our Internally Generated Leads.

●

Increasing the conversion rate of visitors to Leads on our Company Websites. Through increased and optimized SEO and SEM activities and significant content, tools and user interface enhancements to our websites, we believe we will be able to increase the number of website visits and improve website “engagement” by consumers, thereby increasing the conversion of page views into Leads. We believe that an increased conversion rate of page views into Leads could result in higher revenue per visitor.

●

Relationships with Suppliers of High-Quality, Non-Internally Generated Leads. We plan to continue to develop and maintain strong relationships with suppliers that consistently provide high-quality Non-Internally Generated Leads.

Increasing Leads Sales to our Customers. Our principal source of revenue comes from the sale of Leads to our retail and wholesale Lead customers. Our goal is to increase sales of Leads to our customers primarily by:

●

Increasing Lead Sales to Dealers. The sale of Leads to our Dealer network constitute a significant source of revenues. During 2021, we continued to focus our Dealer acquisition and retention strategies on dealerships to which we could deliver a higher percentage of Internally Generated Leads. We believe this will result in increased vehicle sales for our Dealers and ultimately stronger relationships with our Dealers due to the higher quality of Internally Generated Leads as previously discussed. Our goal is to increase the number of Leads sold to our retail Dealer customers by:

o	increasing the quality of Leads sold to Dealers,
o	increasing the number of Dealers in our Dealer network,
o	reducing Dealer network churn,
o	providing customizable Lead programs to meet our Dealers’ unique marketing requirements,
o	providing additional value-added marketing services that assist Dealers in more effectively utilizing the internet to market and sell new and used vehicles,
o	increasing overall Dealer satisfaction by improving all aspects of our services,
o	focusing on higher revenue Dealers that are more cost-effective to support, and
o	enhancing our internal Lead generation activities by leveraging our expanded retail lead coverage.

●

Increasing Lead Sales to Wholesale Customers. We currently have agreements to sell Leads to Manufacturer Lead programs. We intend to continue to demonstrate the value of third-party leads to Manufacturers by providing close rate and cross sell data to our wholesale customers that demonstrates that third-party leads result in incremental sales for Manufacturers. Our intention is to increase revenue by providing a compelling use case that causes Manufacturers to enhance their business rules, program capacity, pricing and coverage so each Manufacturer can purchase an optimal mix of Leads.

●

Focus on Internal Traffic Acquisition Processes. We are continuing to focus on prioritizing our internal traffic acquisition processes by obtaining higher quality impressions for both Dealers and wholesale customers, which we believe should yield increased gross profit margins.

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

We believe Manufacturers and Dealers will see the measurable attribution from this click traffic and will reallocate marketing spend from traditional channels into this medium. We also plan to grow the size of this addressable marketplace by adding high-quality and high-volume automotive publishers to our network, targeting in-market consumers on a variety of social media platforms and by continuing to optimize this advertising platform on our consumer-facing websites. In addition, we believe that the flexibility of our solution combined with high-quality traffic with automotive purchase intent may allow us to grow our click advertiser base as the level of attribution from this product is understood by advertising partners.

Display Advertising Revenues.  As traffic to, and time spent on, our Company Websites by consumers increases, we will seek to increase our advertising revenues.  Through our agreement with a third party, we benefit from the third party’s relationships with major automotive Manufacturers and/or the third party’s advertising agencies by increasing revenues for our traditional display advertising.

Continuing to Expand our Products and Services. We gather significant amounts of data on consumer vehicle purchase intent.  We intend to use these data to create products and services, including direct business database offerings, that we believe will ultimately assist Manufacturers and Dealers in marketing and selling more vehicles.  Our objective is to generate revenues from this asset in the most effective and efficient ways possible.

Used Vehicle Acquisition. In connection with the CarZeus Purchase Transaction, beginning August 1, 2021, we also sell used vehicles which are acquired from consumers and sold to Dealers indirectly through third party wholesale auctions and through direct to Dealer sales. The CarZeus Purchase Transaction provided the Company with an additional monetization opportunity by leveraging our existing expertise in identifying high quality in-market buyers in order to participate more meaningfully in the used vehicle acquisition and sales process through the acquisition of used vehicles from consumers and resale of these vehicles into the wholesale sales channel. We believe this acquisition allows us to increase our total addressable market by expanding our presence in the used vehicle space, while giving us the opportunity to enhance the offerings and usefulness of our underutilized Company Websites and monetize our traffic more effectively. We plan to use our traffic acquisition capabilities and operational efficiency to drive growth, improve financial performance and build scalable operating processes to enhance performance within the San Antonio, Austin and Houston, Texas markets. With this foundation in place, we plan to prepare the business for broader geographic expansion over time.

Strategic Acquisitions, Investments and Alliances. Our goal is to grow and enhance our business. We may do so, in part, through strategic acquisitions, investments and alliances. We continue to review strategic opportunities that may provide opportunities for growth. We believe strategic acquisitions, investments and alliances may allow us to increase market share, benefit from advancements in technology and strengthen our business operations by enhancing our product and service offerings.

Our ability to implement the foregoing strategies and plans and to achieve our goals is subject to risks and uncertainties, many of which are beyond our control.  Accordingly, there is no assurance that we will successfully implement our strategies and plans or achieve our goals.  See “Item 1A. Risk Factors” of this Annual Report on Form 10-K and the discussion of “Forward-Looking Statements” immediately preceding Part I of this Annual Report on Form 10-K.

Seasonality

Our quarterly revenues and operating results have fluctuated in the past and may fluctuate in the future due to various factors, including consumer buying trends, changing economic conditions, Manufacturer new vehicle production levels, Manufacturer incentive programs and actual or threatened severe weather events.  Lead volume is typically highest in the summer (third quarter) and winter (first quarter) months, followed by spring (second quarter) and fall (fourth quarter). Historical seasonality trends have been and may continue to be impacted by externalities such as pandemics, supply chain disruptions and new vehicle inventory shortages.

Intellectual Property

Our intellectual property includes patents related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to secure our proprietary rights and additionally limit access to, and disclosure of, our proprietary information.  We have registered trademarks with the United States Patent and Trademark Office, including AutoWeb®, AutoWeb.com®, the global highway logo, Autobytel, Autobytel.com, MyGarage, iControl®, TextShield®, and Payment Pro® and have a pending application for the registration of the CarZeus trademark. We cannot provide any assurances that any of our intellectual property rights will be enforceable by us in litigation or will not be successfully challenged. Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Competition

In the automotive-related digital marketing services marketplace we compete for Dealer and Manufacturer customers.  Competition with respect to our core Lead referral programs continued to be impacted by changing industry conditions in 2021. We continue to compete with several companies that maintain business models similar to ours, some with greater resources. In addition, competition has increased from larger competitors that traditionally have competed only in the used vehicle market.  Dealers continue to invest in their proprietary websites and traffic acquisition activities, and we expect this trend to continue as Dealers strive to own and control more Lead generating assets under their captive brands. Additionally, all major Manufacturers that market their vehicles in the U.S. have their own websites that market their vehicles direct to consumers and generate Leads for delivery direct to Manufacturer Dealers. We compete primarily based on Lead quality and pricing.

We believe third-party Leads have been the standard in our industry for many years.  However, we continue to observe new and emerging business models, including pay-per-sale and consumer pay models, relating to the generation and delivery of Leads.  From time to time, new products and services are introduced that take the focus away from third-party Lead generation, which we believe is a profitable way to sell vehicles to in-market buyers. Dealers and Manufacturers may decide to pull back on their third-party Lead programs to test these new approaches.

In the display advertising marketplace, we compete with major internet portals, transaction-based websites, automotive related companies, numerous lifestyle websites and emerging entrants in the automotive click revenue medium. According to industry forecasts, the top two digital advertising platforms in the U.S. are Google and Facebook, which are expected to maintain their dominant hold on digital advertising dollars. We also compete with traditional marketing channels such as print, radio, and television.

In pay-per-click advertising, we compete with established search engine providers as well as a growing number of digital marketing platforms focused on generating dealership website traffic from inventory listings and social media campaigns. In addition, some industry providers who have historically specialized in inventory aggregation or in providing SEM agency services to Dealers are now expanding into the area of website traffic generation. Further, many dealership website providers are now offering traffic solutions as part of their bundle of services.

Some traditional data providers are also moving to deliver personalized digital marketing services at scale. These digital marketing hubs and data management platforms provide marketers with standardized access to audience data, content, workflow triggers and operational analytics to automate execution and optimization of multichannel campaigns. These services could be used as a source of lead generation and website traffic by Dealers and Manufacturers and could replace our existing product offerings.

The U.S. used car acquisition marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and used vehicles, online buyers, independent used car dealers and private parties. Competition in our industry has evolved with the adoption of online platforms and marketing tools, all of which facilitate increased competition. A number of our competitors maintain business models similar to ours, many of which have much greater resources. We believe that our principal competitive advantage in used vehicle acquisition is our ability to provide a high degree of customer satisfaction with the car selling experience through competitive price offers and our customer-friendly sales process.

Customers

We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with Carat Detroit (General Motors), Urban Science Applications (which represents several Manufacturer programs) and Autodata Solutions and Shift Digital. Approximately 43% or $30.9 million of total revenues and approximately 64% or $7.3 million of gross accounts receivable were related to these four customers at December 31, 2021 as follows:

Customers	% of Revenue	% of Account Receivable
Carat Detroit	12%	20%
Urban Science Applications	12%	18%
Autodata Solutions	13%	16%
Shift Digital	6%	10%
Total	43%	64%

Operations and Technology

We believe our future success is significantly dependent upon our ability to provide high-performing, reliable, and comprehensive websites and advertising systems; enhance consumer and Dealer product and service offerings; maintain the highest levels of information privacy; and ensure transactional security. Our Company Websites and advertising systems are hosted at a secure third-party data center facility and with public cloud providers. The data center and public cloud systems utilize redundant power infrastructure and network connectivity, distributed services, fire detection and suppression systems and physical security protocols to prevent unauthorized access and to provide high service availability, upon which our technology is built, deployed and operated. While our network and computer systems are built on industry standard technology, our Websites and information technology systems are susceptible to, and have been impacted by, outages and interruptions, including the malware attack we experienced in January 2020. For additional information regarding risks related to our information technology, see Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

System enhancements are primarily intended to accommodate increased traffic across our Company Websites, improve the speed in which Leads and advertisements are processed, introduce new and enhanced products and services, and provide cybersecurity protections against evolving technology threats. System enhancements entail the implementation of sophisticated new technology and system processes. We implement industry standard automation and delivery processes and employ centralized quality assurance to improve the quality, scalability, security, compliance, and availability of our products. We plan to continue to make investments in technology as necessary to improve our service offerings.

Government Regulation

We are subject to laws and regulations generally applicable to providers of digital marketing services and companies engaged in used vehicle acquisition and resale, including federal and state laws and regulations governing data security and privacy; voice, email and text messaging communications with consumers; unfair and deceptive acts and practices; advertising; contests, sweepstakes and promotions; content regulation and motor vehicle dealer licensing. For additional important information related to government regulation of our business, including governmental regulations relating to the marketing and sale of automobiles, see the information set forth in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Employees

As of March 22, 2022, we had 162 full-time employees.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. Our corporate website is located at www.autoweb.com. Information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make these filings available at or through the Investor Relations section of our website. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s website is www.sec.gov.

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

We predominately derive our Lead revenues from Lead fees paid by Dealers and Manufacturers participating in our Leads programs. Our Lead revenues decreased $9.0 million, or 15%, in 2021 compared to 2020. Our ability to increase revenues from sales of Leads is dependent on a mix of interrelated factors that include attracting and retaining Dealers and Manufacturers and increasing the number of high-quality Leads we sell to Dealers and Manufacturers. Our Lead sales strategy is intended to result in more profitable relationships with our Dealers both in terms of cost to supply Leads and to support the Dealers. Dealer churn and termination of Manufacturer Lead programs impact our revenues, and if our sales strategy does not mitigate the loss in revenues by maintaining the overall number of Leads sold by increasing sales to other Dealers or Manufacturers while maintaining the overall margins we receive from the Leads sold, our revenues will decrease. We cannot provide any assurances that we will be able to increase Lead revenues, prevent Dealer attrition or program terminations by Manufacturers or offset the revenues lost due to Dealer attrition or program terminations by Manufacturers by other means, and our failure to do so could materially and adversely affect our financial performance.

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

A reduction in the availability of, or access to, used vehicle inventory could adversely affect our business by increasing the costs of vehicles purchased and reducing the volume of units purchased for resale.

Our Tradein Expert (dba CarZeus) operations acquire used vehicles primarily from individual consumers. There can be no assurance that sufficient inventory of used vehicles will continue to be available to Tradein Expert. or will be available at prices acceptable to Tradein Expert. Tradein Expert might have to absorb a portion of any cost increases in inventory without being able to pass those increases to vehicle purchasers. Any reduction in the availability of used vehicle inventory or increases in the cost of vehicles could adversely affect Tradein Expert’s financial performance. Tradein Expert could have negative gross profit when the cost of inventory is greater than the resale price of that inventory. As a result of severely constrained new car inventories, there has been a significant increase in demand and prices for used vehicles

The retail used vehicle industry is fragmented and highly competitive, which could result in increased costs to acquire vehicles, lower sales prices due to competitive pressure.

Tradein Expert competes principally with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, some of which have significantly greater financial resources, and (iii) individuals who sell used vehicles in private transactions. Increased competition in the used vehicle market, including new entrants to the market, could result in increased costs for used vehicles and lower-than-expected vehicle sales and margins for Tradein Expert. Further, if Tradein Expert’s competitors seek to gain or retain market share by increasing the prices they pay for used vehicles or reducing prices for used vehicles they sell, Tradein Expert may have to respond by increasing the prices it pays for vehicles or reducing the sales prices of used vehicles it sells to its customers in order to remain competitive, which may result in a decrease in Tradein Expert’s sales and ability to achieve profitability.

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

Our financial performance is affected by general economic and market factors, conditions in the automotive industry, and the market for automotive marketing services, including, but not limited to, the following:

●	Pricing and purchase incentives for vehicles;

●	Availability and terms, including interest rates, of automotive financing;

●	The expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better-quality vehicles and longer warranties;

●

The impact of fuel prices, which increased significantly in the last year and into 2022 (most recently as a result of the impact of sanctions placed on Russia due to its invasion of Ukraine) and are expected to continue to increase, on demand for the number and types of vehicles;

●	Increases or decreases in the number of retail Dealers or in the number of Manufacturers and other wholesale customers in our customer base;

●	Volatility in spending by Manufacturers and others in their marketing budgets and allocations;

●	The competitive impact of consolidation in the online automotive consumer referral industry;

●	The effect of changes in transportation policy, including the potential increase of public transportation options;

●	The effect of fewer vehicles being purchased as a result of new business models and changes in consumer attitudes regarding the need for vehicle ownership;

●	The impact of inflation, which has been increasing significantly, on consumer spending and consumer confidence;

●

Disruption in the automotive manufacturing and parts supply chains caused by natural disasters, epidemics and pandemics, adverse weather, incidents of civil unrest and other events may affect the supply of vehicle and parts inventories to Manufacturer’s and Dealers; and

●	The impact of high unemployment on the willingness or ability of consumers to acquire new or used vehicles.

Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control could damage our facilities or systems or the facilities or systems of third parties on which we depend on, adversely impact and cause disruptions in supply chains or vehicle inventory and could adversely impact consumer confidence and spending.

If any of our facilities or the facilities of our third-party service or Lead providers are affected by natural disasters, such as earthquakes, tsunamis, wildfires, power shortages, floods, public health crises (such as pandemics and epidemics), political crises (such as terrorism, insurrection, war, political instability or other conflict) or other events outside our control, including a cyberattack, our critical business or IT systems could be destroyed or disrupted and our ability to conduct normal business operations, and our financial performance, could be materially and adversely affected. Moreover, these types of events could negatively impact Dealers, Manufacturers and consumer confidence and spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our financial performance.

In early 2020 and continuing as of the date of this Annual Report on Form 10-K, the outbreak of coronavirus and emerging variants has led to quarantines, mask mandates, vaccination requirements and stay-at-home/work-from-home orders in a number of countries, states, cities and regions and the closure or limited or restricted access to public and private offices, businesses and facilities, causing widespread disruptions to travel, economic activity, supply chains and financial markets. The continuing effect of the coronavirus pandemic has led our Manufacturer and Dealer customers to experience disruptions in the supply of vehicle and parts inventories, and in the overall health, safety and availability of their labor force. Manufacturers have also shut down assembly plants, adversely impacting inventories of new vehicles. Volatility in the financial markets, concerns about exposure to the virus, governmental quarantines, mask mandates, vaccination requirements, stay-at-home/work-from-home orders, business closures and employment furloughs and layoffs have also impacted consumer confidence and spending. Lower consumer confidence may continue even after quarantines, mask mandates, vaccination requirements, stay-at-home/work-from-home orders and business closures have ended. These disruptions have impacted the willingness or desire of our customers to acquire vehicle Leads or other digital marketing services from us. We are also experiencing direct disruptions in our operations due to the overall health and safety of, and concerns for, our labor force and as a result of governmental “social distancing” programs, quarantines, mask mandates, vaccination requirements and stay-at-home/work-from-home orders, leading us to reduce or restrict access to our offices and allowing employees to work remotely from their homes.

In addition to the continued impact of the coronavirus pandemic on supply chains and vehicle inventories and sales, Manufacturers have also experienced significant disruption in the supply of semiconductor chips required for new vehicles due to a worldwide shortage of these chips. As a result, the ability of Manufacturers to maintain regular production output of certain vehicles, and the corresponding reduction in available new vehicle inventories, have adversely impacted new vehicle sales and increased demand for used vehicles. Further disrupting the automotive industry and the number of vehicles available for sale or lease are disruptions in the supply of other components used in vehicle manufacturing.

We are unable to predict the continuing extent, duration and impact of the supply chain disruptions on the automotive industry in general, and on our business and operations specifically. The spread of coronavirus variants and governmental responses thereto may prolong or increase the negative impacts of the pandemic. Vehicle sales have declined, and we continue to experience cancellations or suspensions of purchases of Leads and other digital marketing services by our customers, which could continue to materially and adversely affect our financial performance. In light of the continuing impact of the pandemic and supply chain disruptions, we have continued taking steps to reduce our overall Lead and click generation efforts and corresponding costs to better align our volumes with industry demand and consumer intent and ability to purchase or lease vehicles. We will continue to evaluate these and other cost reduction measures, and explore all options available to us, in order to minimize the impact of these events on us.

If we lose our key personnel or are unable to attract, train and retain additional highly qualified executive, sales, marketing, managerial and technical personnel, our financial performance may be adversely impacted.

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

Our business and operations are substantially dependent on the performance of our executive officers and other key employees. Each of these executive officers and other key employees could be difficult to replace. There is no guarantee that any of our executive officers or other key employees will remain employed with us. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our financial performance.

Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock. If the anticipated value of such stock-based incentive awards does not materialize, if our stock-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain and motivate executives and other key employees could be adversely impacted.

We are exposed to risks associated with overseas operations.

We currently maintain website, software development and other operations in Guatemala and may contract with third party service providers that provide services to us through their overseas operations. These overseas operations are subject to many inherent risks, including but not limited to:

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

The internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies, including mobile internet applications, and the emergence of new industry standards and practices that could render our existing websites and technology obsolete. These market characteristics are intensified by the evolving nature of the market and the fact that companies are expected to introduce new internet products and services on a regular basis. If we are unable to adapt to changing technologies, our financial performance could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our websites, mobile applications and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our websites or other proprietary technology to customer requirements or to emerging industry standards. In addition, our financial performance could be materially and adversely affected by material investments in technology in order to keep pace with technological advances.

Interruptions or failures in our information technology platforms, communication systems or security systems could materially and adversely affect our financial performance.

Our information technology and communications systems are susceptible to outages and interruptions due to fire, flood, earthquake, power loss, telecommunications failures, cyberattacks, terrorist attacks, technology operations and development failures, failure of redundant systems and disaster recovery plans and similar events. Such outages and interruptions could damage our reputation and materially and adversely impact our financial performance. Despite our network security measures, our information technology platforms are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage, malware attacks, insider threats and similar disruptions from unauthorized tampering, as well as coordinated denial-of-service attacks. We do not have multiple site capacity for all of our services. In the event of delays or disruptions to services we rely on third-party providers to perform disaster recovery planning and services on our behalf. We are vulnerable to extended failures to the extent that planning and services are not adequate to meet our continued technology platform, communication or security systems’ needs. We rely on third-party providers for our primary and secondary internet connections. Our co-location service and public cloud services that provide infrastructure and platform services, environmental and power support for our technology platforms, communication systems and security systems are received from third-party providers. We have little or no control over these third-party providers. Any disruption of the services they provide us or any failure of these third-party providers to effectively design and implement sufficient security systems or plan for increases in capacity could, in turn, cause delays or disruptions in our services. We are insured for some, but not all, of these events. Even for those events for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all losses we might incur or experience. We have recently conducted evaluations of our technology and business systems, and based on these evaluations, we believe that our technology infrastructure, our accounting and business systems and disaster recovery procedures are in need of upgrades and replacements. Failure to implement these updates and upgrades could result in systems failures, inability to promptly recover from system failures, and data security risks. We anticipate incurring significant expenses in upgrading and replacing technology infrastructure and business systems over the next three years. Our financial performance may be materially and adversely affected by material investments in new technology infrastructure and business systems.

Financial, Accounting and Liquidity Risks

Concentration of credit risk and risks due to significant customers could materially and adversely affect our financial performance.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are primarily maintained with one financial institution in the United States. Deposits held by banks exceed the amount of insurance provided for such deposits. Generally, these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to Dealers and Manufacturers. We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with Carat Detroit (General Motors), Urban Science Applications (which represents several Manufacturer programs), Autodata Solutions and Shift Digital. During 2021, approximately 43%, or $30.9 million of our total revenues and approximately 64% or $7.3 million of gross accounts receivable were related to these four customers at December 31, 2021. No collateral is required to support our accounts receivables, and we maintain an allowance for bad debts for potential credit losses. If there is a decline in the general economic environment or other factors that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services, additional estimated allowances for bad debts and customer credits may be required, and the adverse impact on our financial performance could be material.

If we are unable to generate positive cash flows, we may not be able to continue operations unless we are able to obtain additional cash through private or public sales of securities, debt financings or partnering/licensing transactions.

As of December 31, 2021, we had cash and cash equivalents of $7.3 million and restricted cash of $4.3 million. For the year ended December 31, 2021, we had a net loss of $5.7 million and had net cash used in operations of $0.9 million. As of December 31, 2021, we had an accumulated deficit of $355.4 million and stockholders’ equity of $12.8 million. Although we have developed a strategic plan with the objective to achieve cash generation as a business, if we are unsuccessful in achieving this objective, we may need to seek to satisfy our future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions; however, there is no assurance that we will be successful in satisfying our future cash needs such that we will be able to continue operations. If we continue to experience losses and cannot comply with the covenants in our Loan, Security and Guarantee Agreement dated as of March 26, 2020, as amended, with CIT Northbridge Credit LLC, as agent, (“CNC Credit Agreement”) or if our borrowing base limits are diminished, we may not be able to borrow sufficient funds under CNC Credit Agreement to satisfy our future cash needs.

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

We will require additional capital to implement new strategic plans, modernize and upgrade our technology and systems, pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to develop new products or services, improve existing products and services, enhance our operating infrastructure and acquire complementary businesses and technologies. As a result, we expect that we will need to engage in equity or debt financings to secure additional funds. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If capital is not available to us, or is not available to us on favorable terms, our financial performance would be materially and adversely affected.

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

Various laws, rules and regulations govern the collection, use, retention, sale, disclosure, sharing and security of data and personal information that we receive from consumers, customers, advertisers and Lead referral and advertising affiliates. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use, retention, sale, disclosure, sharing and security of user data and personal information. Any failure, or perceived failure, by us to comply with our posted privacy policies, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others. Further, failure or perceived failure by us to comply with our policies, applicable requirements or industry self-regulatory principles related to the collection, use, retention, sale, disclosure, sharing and security of data and personal information or other privacy-related matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of consumers, customers, advertisers or Lead referral and advertising affiliates. We cannot predict whether new legislation or regulations concerning privacy and data security issues related to our business will be adopted, or if adopted, whether they could impose requirements that may result in a decrease in our Lead referrals and materially and adversely affect our financial performance. Proposals that have or are currently being considered include restrictions relating to the collection, use, retention, sale, disclosure, sharing and security of data and personal information obtained through the tracking of internet use, including the possible implementation of a “Do Not Track” list, that would allow internet users to opt-out of such tracking. Other proposals include enhanced rights for consumers to obtain information regarding the sharing or sale of their personal information and rights to opt-out or prevent the sharing or sale of their personal information to third parties, similar to the European Union’s General Data Protection Regulation. The State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), that includes significant personal information privacy rights for consumers, including rights to know about the personal information collected and sold by a business, have a consumer’s personal information deleted, and to opt-out of any sales of the consumer’s personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In addition, in November 2020, voters in California approved Proposition 24, which enacted the California Privacy Rights Act of 2020 (“CPRA”). This act includes various amendments to the CCPA and expansion of rights thereunder and creates a new California Privacy Protection Agency with full administrative power, authority and jurisdiction to implement and enforce the CCPA, as amended by the CPRA. Other states have enacted data privacy legislation and other states may do so in the future. Compliance with these laws, could have a material and adverse effect on our financial performance. The CCPA, as amended, and regulations promulgated thereunder may increase our compliance costs and potential liability. Modifications to our data processing practices and policies, products and consumer experience that we have made and may need to make to comply with the CCPA, as amended, and similar legislation, or that we may be required to make in the future as a result of the continuing changes to the requirements under that legislation or similar future legislation, may materially negatively impact our financial performance.

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

Data security risks.

A significant issue for online businesses like ours is the secure transmission of confidential and personal information over public networks and data security of retained confidential and personal information. Concerns over the security of transactions conducted on the internet, consumer identity theft and user privacy issues have been significant issues impacting the growth in consumer use of the internet, online advertising and e-commerce. Despite our implementation of security detection, prevention and monitoring measures, our computer systems or those of our vendors are susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. For example, in early 2020 we discovered that our network was impacted by malware that encrypted servers on most systems and disrupted consumer and customer access to many of our services, although we did not discover any evidence that caused us to conclude that there has been any unauthorized access to or acquisition of any consumer personal information or customer confidential information. In addition, consumers may experience losses of personally identifiable information as a result of corporate identity theft. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. Any perceived or actual unauthorized disclosure of personally identifiable information that we collect or store, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers or Lead or traffic suppliers. If consumers experience identity theft related to personally identifiable information we collect or store, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that unauthorized disclosure of personally identifiable information or corporate identity theft gives rise to reluctance to use our websites or to supply us leads or traffic, or a decline in consumer confidence in financial transactions over the internet, our business could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information, including states that have enacted laws requiring companies to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of online services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by those breaches. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, and we may need to expend significant resources in protecting against or remediating security breaches and cyberattacks.

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

-

Risks Associated with Regulatory Matters

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

Automotive Dealer/ Broker and Vehicle Advertising Laws.

All states comprehensively regulate vehicle sales and lease transactions, including strict licensure requirements for automotive dealers (and, in some states, automotive brokers) and vehicle advertising. We do not sell motor vehicles in any state, except for Tradein Expert, our used vehicle acquisition and selling service that is licensed as a motor vehicle dealer in the State of Texas. State regulatory authorities or third parties could take the position that some of the regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our digital marketing and consumer referrals business. We believe that most of these laws and regulations specifically address only traditional vehicle purchase and lease transactions, not internet-based digital marketing and consumer referral programs such as our programs. If we determine that the licensing or other regulatory requirements in a given state are applicable to our digital marketing and consumer referrals business or to a particular marketing services program, we may elect to obtain required licenses and comply with applicable regulatory requirements. However, if licensing or other regulatory requirements are overly burdensome, we may elect to terminate operations or particular marketing services programs in that state, elect to not operate or introduce particular marketing services programs in that state or modify the service to comply with applicable law without being subjected to licensing requirements. In some states we have modified our marketing programs or pricing models to reduce uncertainty regarding our compliance with local laws.

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

-

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

Financial Broker and Consumer Credit Laws.

Through our websites, consumers can click through to Dealer, Manufacturer and potential lender websites to obtain information regarding automotive financing. All online applications for financing quotes are completed on the respective third party’s websites. We receive marketing fees from financial institutions and Dealers in connection with this marketing activity. We do not demand, nor do we receive any fees from consumers for these services. In the event states require us to be licensed as a financial broker or finder, we may be unable to comply with a state’s laws or regulations, or we could be required to incur significant fees and expenses to obtain any required financial broker or finder license and comply with regulatory requirements. In addition, the federal Consumer Financial Protection Bureau has broad regulatory powers, which could lead to regulation of our advertising business directly or indirectly through regulation of automotive finance companies and other financial institutions. California has enacted the California Consumer Financial Protection Law that significantly expanded the regulatory and enforcement authority of the Department of Financial Protection and Innovation. Other states may expand or create new state level consumer financial protection agencies that could lead to increased regulation of our business.

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

Insurance Broker Laws. We provide links on our websites and referrals from call centers enabling consumers to be referred to third parties to receive quotes for automobile insurance and other products or services, including vehicle service contracts, that may be deemed to be insurance under applicable state laws. All online applications for quotes are completed on the respective insurance carriers’ or other third-party websites, and all applications for quotes obtained through call center referrals are conducted by the insurance carrier or other third party. We receive marketing fees from participants in connection with this marketing activity. We do not receive any premiums from consumers nor do we charge consumers fees for our services. In the event states require us to be licensed under applicable insurance brokering or sales laws, we may be unable to comply with a state’s laws or regulations, or we could be required to incur significant fees and expenses to obtain required licenses and comply with regulatory requirements.

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

-

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

We had federal net operating loss carryforwards of approximately $110.7 million and state net operating loss carryforwards of approximately $55.7 million at December 31, 2021. These federal and state net operating loss carryforwards begin to expire in the years ending December 31, 2025 and 2028, respectively. Federal net operating losses generated after December 31, 2017, will not expire and will carry forward indefinitely, but will be limited in any given year to offsetting a maximum of 80% of our taxable income for the year, determined without regard to the application of such net operating loss carryforwards.

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

-

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

Further, the stock markets in general, including the market for automotive marketing services companies like us, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market factors have affected and may adversely affect the market price of our common stock. In addition, general economic, political and market conditions, such as recessions, interest rate changes, inflation, energy price changes, epidemics and pandemics, international currency fluctuations, terrorist acts, insurrections, political revolutions, military actions or wars, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies with publicly traded securities.

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

As of April 23, 2021, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13D or Schedule 13G with the SEC with respect to each such holder) beneficially own, in the aggregate, approximately 41% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares represented by stock options or warrants exercisable within sixty days of the record date for our 2021 annual meeting of stockholders). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree, or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

You may experience future dilution as a result of future equity offerings.

If we raise additional funds through the sale of equity or convertible debt securities, the issuance of the securities will result in dilution to our stockholders. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors in the past, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid in the past. In addition, if we were to issue securities in connection with our acquisition of complementary businesses, products or technologies, our stockholders would also experience dilution. In November 2020, we filed a shelf registration statement on Form S-3, which may be used to raise additional capital in the future through a variety of equity or debt offerings that could result in dilution to existing stockholders. In addition, we have reserved shares for issuance under our equity-based incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our stock adversely or provide more favorable relative recommendations about our competitors, our stock price could decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Item 1B.         Unresolved Staff Comments

Not applicable.

Item 2.         Properties

Our principal executive office is located in Tampa, Florida and consists of approximately 13,000 square feet under a lease that expires in May 2024. Our Irvine, California office consists of approximately 12,000 square feet of leased office space under a lease that expires in July 2025. Our used vehicle acquisition business located in San Antonio, Texas consists of approximately 2,000 square feet of leased office space under a lease that expires in July 2023. Our website development operations located in Guatemala City, Guatemala occupy approximately 10,000 square feet of leased office space under leases that expire in March 2022. We are currently in negotiations with the landlord to reduce the amount of office space in our Guatemala office. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space or by allowing employees to work remotely.

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

As of March 22, 2022, there were 147 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock and we do not expect to pay any cash dividends in the foreseeable future.  Payment of any future dividends will depend on our earnings, cash flows and financial condition and will be subject to legal and contractual restrictions.

Item 6.         [Reserved]

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

Overview

As reflected under the section “Results of Operations” in this Item 7, the decline in total revenues for 2021 compared to 2020 was primarily related to the impact of the coronavirus pandemic on the vehicle parts supply chain, vehicle sales, the overall demand from our customers for our leads and clicks products and the loss of one of our major manufacturing customers.  We have worked to shift our strategy and to adapt to the changing market conditions within the automotive industry, by increasing our focus to our core Leads, clicks and email products and services and away from non-core products and services, such as third-party product offerings. This shift also negatively impacted total revenues for 2021. Generally lower retail Leads sales levels resulting from attrition in our retail dealer network that occurred in the second half of 2020 further contributed to lower total revenues during the year ended December 31, 2021. The addition of used vehicle sales revenue as a result of the CarZeus Purchase Transaction effective as of August 1, 2021 partially offset the revenue declines in our core business.

As a result of the continued impact of the coronavirus pandemic on the supply chain for new vehicle inventory and sales, we have continued to intentionally operate at lower levels of media spend to match projected industry selling rates. We expect that in 2022, dealers and consumers alike will continue to contend with broader macroeconomic uncertainty, including uncertainties created by high inflation rates and Russia’s recent invasion of Ukraine. Our objective is to provide the appropriate mix of high-quality Leads and click traffic to our customers by staying aligned with automotive supply and demand dynamics.

Finally, the disruption from the January 2020 malware attack on the Company’s systems also negatively impacted total revenues in 2020. In March 2021, we received an approximate $0.3 million insurance reimbursement related to the January 2020 malware attack, which is partially included in other income during the year ended December 31, 2021.

As we continue to work with our traffic suppliers to optimize our search engine marketing ("SEM") methodologies and further grow our high-quality traffic streams, we are also investing in and testing new traffic acquisition strategies and enhanced mobile consumer experiences. Further, we continue to invest in our pay-per-click approach to improve the consumer experience of that product. With a more efficient traffic acquisition model emerging, our plan for 2022 and beyond is to grow audience, improve conversion, improve Leads and clicks delivery rates, expand distribution, and increase retail Dealer Leads and clicks budget capacity. We believe that this focus, along with plans to develop or integrate new, innovative products and re-platforming existing experiences will create a more efficient process for how active vehicle shoppers with a vehicle in mind can be matched with sellers that can meet the shoppers’ needs, which will create opportunities for improved quality of delivery and strengthen our position for revenue growth.

Our lead and click generation products have historically operated with limited visibility regarding future performance due to short sales cycles and a high rate of customer churn as customers are able to join and leave our platform with limited notice.  Our advertising business is also subject to seasonal trends, with the first quarter of the calendar year typically showing sequential decline versus the fourth quarter. These factors have historically contributed to volatility in our revenues, cost of revenues, gross profit, and gross profit margin. These trends were apparent through 2021 and we anticipate they will continue into 2022 and beyond.

To maximize our growth potential as a more involved matchmaker, we believe that we must continue to optimize our platform and products to facilitate more comprehensive matches between vehicle shoppers and vehicle sellers who can meet these shoppers’ needs. These investments began with improvements to shop.car.com and continued throughout 2021, spanning similar improvements to our additional properties, as well as our strategic relationship with CreditIQ and the CarZeus Purchase Transaction. We have also made progress with layering additional retail-ready components into our platform. At the beginning of June 2021, we announced our new strategic relationship with CreditIQ, an automotive retailing-focused software and service company that enables dealers to provide seamless digital retail experiences to consumers. This relationship allows shoppers using our search funnel to calculate car payments on a vehicle of interest, which streamlines the car buying process for both buyers and sellers. Features like these not only enhance our platform’s user experience, but also enable us to create more tailored profiles of the buyers using our sites to understand what kind of shopping experience they’re seeking.

We plan to expand both this base and the offerings of our platform even further as a result of the CarZeus Purchase Transaction, which we believe positions us to participate more meaningfully in the used vehicle acquisition and sales market by providing us the opportunity to purchase used vehicles directly from consumers and resell them primarily through wholesale auctions, forming an additional method of monetization along the vehicle purchase transaction in addition to our existing consumer offerings. We believe this acquisition will also allow us to increase our total addressable market by expanding our presence in the used vehicle market, while giving us the opportunity to enhance the offerings and usefulness of our digital marketing and lead acquisition expertise. We plan to use our traffic acquisition capabilities and operational efficiency to drive growth, improve financial performance and build scalable operating processes to enhance performance within the San Antonio, Austin and Houston, Texas markets. With this foundation in place, we plan to prepare the business for broader geographic expansion over time.

Although we are not able to provide any specific guidance regarding our full year 2022 future business, results of operations, financial condition, earnings per share, cash flow or the trading price of our stock (individually and collectively referred to as the Company’s “financial performance”) with detail or accuracy, many industry analysts have forecast modest improvement in the new vehicle unit sales seasonally adjusted annual rate from 14.9 million units in 2021 to a range of 15.2-16.0 million units in 2022, or 1-7% growth. New vehicle sales levels are expected to continue to be challenged until new vehicle inventories normalize.

In early 2020 and continuing as of the date of this Annual Report on Form 10-K, the outbreak of coronavirus and emerging variants has led to quarantines, mask mandates, vaccination requirements and stay-at-home/work-from-home orders in a number of countries, states, cities and regions and the closure or limited or restricted access to public and private offices, businesses and facilities, causing widespread disruptions to travel, economic activity, supply chains and financial markets. The continuing effects of the coronavirus pandemic has led our Manufacturer and Dealer customers to experience disruptions in the supply of vehicle and parts inventories, and in the overall health, safety and availability of their labor force. Manufacturers have also shut down assembly plants, adversely impacting inventories of new vehicles. Volatility in the financial markets, concerns about exposure to the virus, governmental quarantines, mask mandates, vaccination requirements, stay-at-home/work-from-home orders, business closures and employment furloughs and layoffs have also impacted consumer confidence and spending. Lower consumer confidence may continue even after quarantines, mask mandates, vaccination requirements, stay-at-home/work-from-home orders and business closures have ended. These disruptions have impacted the willingness or desire of our customers to acquire vehicle Leads or other digital marketing services from us. We are also experiencing direct disruptions in our operations due to the overall health and safety of, and concerns for, our labor force and as a result of governmental “social distancing” programs, quarantines, mask mandates, vaccination requirements and stay-at-home/work-from-home orders, leading us to reduce/restrict access to our offices and allowing employees to work remotely from their homes.

In addition to the continued impact of the coronavirus pandemic on supply chains and vehicle inventories and sales, Manufacturers have also experienced significant disruption in the supply of semiconductor chips required for new vehicles due to a worldwide shortage of these chips. As a result, the ability of Manufacturers to maintain regular production output of certain vehicles, and the corresponding reduction in available new vehicle inventories, have adversely impacted vehicle sales. Further disrupting the automotive industry and the number of vehicles available for sale or lease are disruptions in the supply of other components used in vehicle manufacturing.

We are unable to predict the continuing extent, duration and impact of the supply chain disruptions on the automotive industry in general, and on our business and operations specifically. The spread of coronavirus variants and governmental responses thereto may prolong or increase the negative impacts of the pandemic. Vehicle sales have declined, and we continue to experience cancellations or suspensions of purchases of Leads and other digital marketing services by our customers, which could continue to materially and adversely affect our financial performance. In light of the continuing impact of the pandemic and supply chain disruptions, we have continued taking steps to reduce our overall Lead and click generation efforts and corresponding costs to better align our volumes with industry demand and consumer intent and ability to purchase or lease vehicles. We will continue to evaluate these and other cost reduction measures, and explore all options available to us, in order to minimize the impact of these events on us.

Segment Information

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

Operating Metrics

We evaluate several key operating metrics, or key performance indicators, that we believe are instrumental to understanding the direction of our business, including Lead traffic, volume, retail dealer count and Lead capacity; click traffic and click volume, vehicles purchased and sold, sales price per vehicle, cost per vehicle and gross profit per vehicle.

Lead Traffic and Volume. Lead traffic is the number of consumers who visited our entire portfolio of owned Lead websites during the applicable review period. Lead traffic represents the total opportunity of potential Internally and Non-Internally generated Lead revenue, as it represents the prospective consumer engaging with our experiences. Lead volume means the total new and used vehicle Leads invoiced to retail and wholesale customers for the applicable review period. Lead volume directly translates to Lead revenue, as we bill our clients for the Lead volume we deliver to them. Although we are not able at this time to disclose any guidance as to 2022 Lead traffic or Lead volume with any detail or accuracy, we do anticipate some typical level of volatility in our Lead traffic and Lead volume, and we anticipate that our Lead sourcing mix between Internally Generated Leads and Non-Internally Generated Leads will vary as we balance quality and quantity of our core Lead product. We are also balancing the gross margin economic characteristics of Internally Generated Leads and Non-Internally Generated Leads.

Retail Dealer Count and Capacity. Retail dealer count means the number of franchised dealers contracted for delivery of retail new vehicle Leads plus the number of vehicle dealers (franchised or independent) contracted for delivery of retail used vehicle Leads. Retail dealer count growth enables more opportunity to create a match between Lead volume and retail dealer inventory, and ultimately translates into retail Dealer Lead capacity. Retail Dealer Lead capacity is the sum of the number of new and used vehicle Leads contracted for by new or used retail vehicle Dealers that the Dealers wish to receive each month (i.e., “targets”) during the applicable review period. Retail capacity represents the total available opportunity to monetize Lead volume within the Retail Dealer channel. We believe that we need to refine our distribution channel effectiveness and improve our relationships with the top 150 dealer groups in the United States. We expect some volatility in both dealer count and lead capacity during 2022 as we continue to evolve our engagement model for both retail dealers and the top 150 dealer groups.

Click Traffic and Volume. Click traffic is the total number of visits to Company-owned click referral websites during the applicable review period. Click traffic encompasses the total opportunity of potential Internally and Non-Internally generated click revenue, as it represents the prospective consumer engaging with our experiences. Click volume is the number of times consumers clicked on advertisements on the Company’s click referral websites during the applicable review period. Click volume directly translates to click revenue, as we bill our clients for the click volume we deliver to them. We anticipate click volume and ultimately click monetization will be impacted by overall customer mix between non-endemic (i.e., non-automotive) advertisers and endemic (i.e., automotive) advertisers. We intend to continue to focus on shifting this mix towards endemic (i.e., automotive) advertisers in order to create the right match for our click volume and overall monetization opportunities. While we are taking steps in this direction, this is an area of focus in order to get performance back to an optimized level.

Lead Quality. Our business, results of operations and financial condition are impacted by the volume and quality of our Leads. We measure Lead quality by the conversion of Leads to actual vehicle sales, which we refer to as the “buy rate.” Buy rate is the percentage of Leads delivered to our customers that resulted in a vehicle purchase within ninety days of the date of the Lead submission. High-quality Leads delivered to the right customer will have a higher buy rate than lower quality or unmatched Leads. We rely on detailed feedback from Dealers and from Manufacturers and other wholesale customers to confirm the performance of our Leads. Our Manufacturer and other wholesale customers each compare the Leads we deliver to them against vehicle sales and provide us with information about those vehicle purchases related to the consumer leads submitted through our experiences. We also obtain vehicle registration data from a third-party provider to conduct our own internal review of buy rate and Lead quality.

Used Vehicle Acquisition & Resale Metrics. Vehicles purchased is the number of vehicles acquired during a period that are available for resale. Vehicles sold is the number of vehicles resold at auctions or direct to Dealers. The sales price per vehicle is the amount the auction participant or dealer has paid to acquire each vehicle. The cost per vehicle is the amount we paid to acquire each vehicle plus any reconditioning or auction fees. Gross profit per vehicle is the difference between the sales price per vehicle and the cost per vehicle.

Results of Operations

Fiscal Year 2021 Compared to Fiscal year 2020

The following table sets forth our results of operations as a percentage of total revenues for the years ended December 31, 2021, and 2020 (certain percentages below may not sum due to rounding):

	Years Ended December 31,
	2021	2020
Revenues:
Lead generation	72.8%	79.8%
Digital advertising	19.8	20.2
Used vehicle sales	7.4	0.0
Total revenues	100.0	100.0
Cost of revenues – lead generation and digital advertising	64.7	69.1
Cost of revenues – used vehicle sales	6.9	—
Gross profit	28.4	30.9
Operating expenses:
Sales and marketing	12.8	10.7
Technology support	7.9	8.6
General and administrative	15.8	16.6
Depreciation and amortization	0.9	2.2
Total operating expenses	37.4	38.1
Operating loss	(9.0)	(7.2)
Interest and other income, net	1.1	(1.7)
Loss before income tax provision	(7.9)	(8.9)
Income tax provision (benefit)	—	—
Net loss	(7.9)%	(8.9)%

Revenues by groups of similar services and gross profits are as follows (dollars in thousands):

	Years Ended December 31,
	2021	2020	$ Change	% Change
Revenues:
Lead generation	$52,117	$61,129	$(9,012)	(15)%
Digital advertising	14,142	15,441	(1,299)	(8)
Used vehicle sales	5,326	—	5,326	N/A
Total revenues	71,585	76,570	(4,985)	(7)
Cost of revenues – lead generation and digital advertising	46,300	52,890	(6,590)	(12)
Cost of revenues – used vehicle wholesale	4,954	—	4,954	N/A
Gross profit	$20,331	$23,680	$(3,349)	(14)%

Lead Generation. Lead generation revenues decreased $9.0 million or 15% in 2021 compared to 2020. The decrease in Lead generation revenues was primarily the result of a decrease in the volume of automotive leads delivered to Manufacturers and other wholesale customers. Further contributing to this decrease is the early termination of the new vehicle leads program by one of our Manufacturer customers during the second half of 2021, which was partially offset by a $0.5 million payment made for the early termination of this Manufacturer.

Digital advertising.  Digital advertising revenue decreased $1.3 million or 8% in 2021 compared to 2020. The decrease was primarily the result of a decrease in click revenue from an overall decrease in click volume year over year. The continued impact of the coronavirus pandemic and our internal decision to reduce overall click generation efforts to better align with industry demand led to the decrease in click volume.

Used vehicle sales. As a result of the CarZeus Purchase Transaction that was effective on August 1, 2021, the Company recorded used vehicle sales of $5.3 million in 2021. The Company had no used vehicle sales in 2020.

Cost of Revenues – lead generation and digital advertising. Cost of revenues consists of purchase request and traffic acquisition costs and other costs of revenues. Purchase request and traffic acquisition costs consist of payments made to our third-party purchase request providers, including internet portals and online automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including search engine optimization activity, included on our websites; connectivity costs; development costs related to our websites; technology license fees; server equipment depreciation; and technology amortization directly related to our Websites.

The $6.6 million or 12% decrease in cost of revenues in 2021 compared to 2020 was primarily from a reduction in revenue, decreased SEM, purchase request and traffic acquisition costs.

Cost of revenues – used vehicles. As a result of the CarZeus Purchase Transaction that was effective on August 1, 2021, used vehicle cost of revenues was $5.0 million in 2021. The Company did not have any used vehicle cost of revenues in 2020.

Gross Profit. Gross profit decreased $3.3 million, or 14%, compared to 2020 due to reductions in Lead traffic and Lead volume. Further contributing to this decrease was the early termination of the new vehicle Leads program by one of our Manufacturer customers during the second half of 2021, which was partially offset by a $0.5 million payment made for the early termination of this Manufacturer.

Operating expenses, interest and other income and income tax provision were as follows (dollars in thousands):

	Years Ended December 31,
	2021	2020	$ Change	% Change
Operating expenses:
Sales and marketing	$9,170	$8,201	$969	12%
Technology support	5,649	6,574	(925)	(14)
General and administrative	11,324	12,718	(1,394)	(11)
Depreciation and amortization	653	1,711	(1,058)	(62)
Total operating expenses	$26,796	$29,204	$(2,408)	(8)%

Interest and other (expense) income, net	$807	$(1,286)	$2,093	N/A

Income tax provision	$—	$10	$(10)	(100)%

Sales and Marketing. Sales and marketing expense includes costs for developing our brand, personnel costs, and other costs associated with retail Dealer and Manufacturer sales, website advertising and Dealer support. Sales and marketing expense for the year ended December 31, 2021, increased $1.0 million, or 12%, compared to the 2020 period, primarily from an increase in headcount related to the CarZeus Purchase Transaction coupled with an increase in marketing expenses.

Technology Support. Technology support includes compensation, benefits, software licenses and other direct costs incurred by us to enhance, manage, maintain, support, monitor and operate our websites and related technologies, and to operate our internal technology infrastructure. Technology support expense for the year ended December 31, 2021, decreased $0.9 million, or 14%, compared to the year ended December 31, 2020. The change was due primarily to a reduction in consulting and headcount related expenses.

General and Administrative. General and administrative expense consists of certain executive, financial, human resources, legal and facilities personnel expenses, public company and bad debt expense. General and administrative expense for the year ended December 31, 2021, decreased $1.4 million, or 11%, compared to 2020 primarily from reductions in recruitment, travel-related expenses, bad debt expense, rent and severance.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2021, decreased $1.1 million, or 62%, when compared to the 2020 period. This decrease was primarily from assets that have been fully depreciated as compared to the same period in the prior year.

Interest and Other (Expense) Income, net. Interest and other (expense) income increased approximately $2.1 million when compared to the 2020 period. In the first quarter of 2021, we recorded $1.4 million of income associated with the forgiveness of our Paycheck Protection Program loan. Further contributing to the increase in interest and other income (expense) was an insurance reimbursement related to the January 2020 malware attack of which $0.2 million was recorded on our fiscal year 2021 Condensed Consolidated Statement of Operations. Interest expense decreased to $1.0 million for the year ended December 31, 2021, compared to $1.6 million for the year ended December 31, 2020, primarily from the write-off of our deferred financing fees associated with the revolving line of credit under the PNC Credit Facility. Interest expense also includes interest on outstanding borrowings and the amortization of debt issuance costs.

Income tax provision. Income tax expense was de minimis for the years ended December 31, 2021, and 2020. Operating losses during the year ended December 31, 2021 did not result in tax as valuation allowances were recorded against the deferred tax assets. Income tax expense was driven by changes in certain state taxes.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flow for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Years Ended December 31,
	2021	2020

Net cash (used in) provided by operating activities	$(1,416)	$1,901
Net cash (used in) investing activities	(2,044)	(596)
Net cash (used in) provided by financing activities	(18)	7,856

Our principal sources of liquidity are our cash and cash equivalent balances and borrowings under the CNC Credit Agreement.  See Note 6 of the “Notes to Consolidated Financial Statements” included in our Consolidated Financial Statements under Part IV, Item 15 of this Annual Report on Form 10-K. Our cash and cash equivalents and restricted cash totaled $11.6 million as of December 31, 2021, compared to $15.1 million as of December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $355.4 million and stockholders’ equity of $12.8 million.

Net Cash (Used in) Provided by Operating Activities.  Net cash used in operating activities totaled $0.9 million for the year ended December 31, 2021, compared to net cash provided by operating activities of $1.9 million in the prior year. Net cash used in operating activities for the year ended December 31, 2021 was primarily related our net loss of $5.7 million, the forgiveness of the Paycheck Protection Program loan of $1.4 million and the provision for bad debt of $0.2 million. These decreases were offset by depreciation and amortization of $2.5 million, stock compensation expense of $1.9 million, right-of-use asset amortization of $0.9 million and other non-cash charges of $0.6 million.

Net Cash (Used in) Investing Activities.  Net cash used in investing activities of $2.0 million for the year ended December 31, 2021, primarily related to purchase of property and equipment and expenditures related to capitalized internal use software of $1.7 million coupled with $0.3 million paid in the acquisition of certain assets of Car Acquisition, LLC in the CarZeus Purchase Transaction effective August 1, 2021.

Net Cash (Used in) Provided by Financing Activities. Net cash provided by financing activities was generally unchanged for the year ended December 31, 2021. Net cash provided by financing activities of $0.02 million primarily consisted of net borrowings on the Company’s credit facilities offset by $0.2 million of proceeds from the exercise of stock options.

We have developed a strategic plan focused on improving operating performance in the future that includes modernizing and upgrading our technology and systems, pursuing business objectives and responding to business opportunities, developing new or improving existing products and services and enhancing operating infrastructure.

Our objective is to achieve cash generation as a business; however, there is no assurance that we will be able to achieve this objective. The CNC Credit Agreement expires in March 2023. If we are unable to obtain adequate financing or financing on terms satisfactory to us, or when we require it, the ability to continue operating could be significantly limited, and our financial performance could be materially and adversely affected.

In response to the coronavirus pandemic, the CARES Act was signed into law in March 2020. The CARES Act in part provides for an employee retention credit, which is a refundable tax credit against certain employment taxes equal to 50% of qualified wages an eligible employer pays to employees. In March 2022, we amended certain payroll tax filings in conjunction with the employee retention credit and are awaiting confirmation of the credit from the Internal Revenue Service.

We believe current cash reserves and operating cash flows are adequate to sustain operations for the next twelve months. If we are unsuccessful in improving our operating performance and in meeting our objectives to achieve cash generation, we may need to seek to satisfy our future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions; however, in this event, there is no assurance that we will be able to obtain alternative sources of cash on acceptable terms to satisfy our future cash needs.

Contractual Obligations

The following table provides aggregated information about our outstanding contractual obligations as of December 31, 2021 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility Obligations (a)	$10,001	$—	$10,001	$—	$—
Operating Lease Obligations (b)	2,403	881	1,522	—	—
Debt Obligations (c)	64	64	—	—	—
Total	$12,468	$945	$11,523	$—	$—

(a) Credit Facility obligations as defined by ASC 470, “Debt,” and disclosed in Note 6 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(b) Operating lease obligations as defined by ASC 842, “Leases,” and disclosed in Note 7 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Debt obligations as defined by ASC 470, “Debt,” and disclosed in Note 6 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Critical Accounting Estimates

Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8– Financial Statements and Supplementary Data to this Annual Report on Form 10-K. We consider the accounting policies described below to be critical in preparing our consolidated financial statements. These policies require us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures of contingencies. Our assumptions, estimates and judgments are based on historical experience, current trends and other factors to be relevant at the time we prepare the consolidated financial statements. Although our estimates and assumptions are reasonable, we cannot determine future events. Consequently, actual results could differ materially from our assumptions and estimates.

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

The Company earns revenue by providing Leads, advertising and mobile products and services used by Dealers and Manufacturers in their efforts to market and sell new and used vehicles to consumers. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The Company records revenue on distinct performance obligations at a single point in time, when control is transferred to the customer. In addition, the Company Used vehicles acquired by Tradein Expert are predominately resold at auctions or direct to Dealers, and revenue from the sale of these vehicles is recognized upon transfer of ownership of the vehicle to the Company's wholesale customer.

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

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 8.         Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements, the Reports thereon, the Notes thereto, and the supplementary data commencing on page F-1 of this Annual Report on Form 10-K, which Consolidated Financial Statements, Reports, Notes and data are incorporated herein by reference.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021 pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including the Company’s chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company’s year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.         Other Information

Not applicable.

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Information called for by the Items included under this Part III is incorporated by reference to the sections listed below of our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders that will be filed not later than 120 days after December 31, 2021 (“2021 Proxy Statement”).

Item 10         Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

Item 11         Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

Item 12         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

Item 13         Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

Item 14         Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)         Financial Statements:

Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)         Financial Statement Schedules:

Schedule II - Valuation Qualifying Accounts	F-30

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

(3)         Exhibits:

The documents listed below are being filed or have previously been filed on behalf of the Company and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

EXHIBIT INDEX

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

10.2■

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

10.3■

Form of Amended and Restated Indemnification Agreement between Company and its directors and officers, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on July 22, 2010 (SEC File No. 001-34761).

10.4■

Form of Indemnification Agreement between Company and its directors and officers, incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the Year Ended December 31, 2017, filed with the SEC on March 15, 2018 (SEC File No. 001-34761).

10.5■

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

10.6■

Inducement Stock Option Award Agreement dated as of April 12, 2018, between Company and Jared Rowe, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 18, 2018 (SEC File No. 001-34761).

10.7■

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

10.8■

Third Amended and Restated Severance Benefits Agreement dated as of March 3, 2021, between Company and Glenn Fuller, incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021 (SEC File No. 001-34761).

10.9■

Offer of Employment dated as of November 26, 2018, between Company and Daniel Ingle, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 16, 2019 (SEC File No. 001-34761).

10.10■

Inducement Stock Option Award Agreement dated as of January 16, 2019, between Company and Daniel Ingle, incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019 (SEC File No. 001-34761).

10.11■

Amended and Restated Severance Benefits Agreement dated as of March 3, 2021, between Company and Daniel Ingle, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 4, 2021 (SEC File No. 001-34761).

10.12■

Offer of Employment dated as of January 4, 2022, between Company and Carlton Hamer, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 7, 2022 (SEC File No. 001-34761).

10.13■*	Inducement Stock Option Award Agreement dated as of January 10, 2022, between Company and Carlton Hamer.

10.14■*	Severance Benefits Agreement dated as of January 10, 2022, between Company and Carlton Hamer.

10.15■

Offer of Employment dated as of October 2, 2018, between Company and Sara Partin, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2018, filed with the SEC on November 8, 2018 (SEC File No. 001-34761).

10.16■

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

10.18■*	Offer of Employment dated as of December 13, 2021, between Company and Scott Edwards.

10.19■*	Inducement Stock Option Award Agreement dated as of February 7, 2022, between Company and Scott Edwards.

10.20■*	Severance Benefits Agreement dated as of February 7, 2022, between Company and Scott Edwards.

10.21■*	Offer of Employment dated as of April 2, 2019, between Company and Brett Nanigian.

10.22■*	Severance Benefits Agreement dated as of February 3, 2022, between Company and Brett Nanigian.

10.23

Fourth Amended and Restated Stockholder Agreement dated as of March 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2017 (SEC File No. 001-34761).

10.24

Lease Agreement dated as of March 11, 2020, between Company and The Irvine Company LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 16, 2020 (SEC File No. 001-34761).

10.25

Lease Agreement dated as of December 9, 2015, between Company and Rivergate Tower Owner, LLC, as amended by Amendment No. 1 to Lease Agreement dated November 21, 2016, incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the SEC on March 9, 2017 (SEC File No. 001-34761).

10.26

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

10.27

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

10.28*	Vance Jackson Service Center Lease Agreement dated as of August 1, 2021, between Tradein Expert, Inc., a wholly owned subsidiary of AutoWeb, Inc., and Hooten Non Exempt Family Trust B.

10.29

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

10.30

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

10.31

Tax Benefit Preservation Plan Exemption Agreement and Irrevocable Proxy dated as of May 12, 2021, by and among Company and Global Value Investment Corp., a Delaware corporation, incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Current Report on Form 8-K filed with the SEC on May 17, 2021 (SEC File No. 001-34761).

10.32

Form of Warrant to Purchase Common Stock (on an as-converted basis following the conversion of Series B Junior Preferred Stock) dated as of October 1, 2015, issued by the Company to the persons listed on Schedule A thereto, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 6, 2015 (SEC File No. 001-34761).

10.33

Loan, Security and Guarantee Agreement dated as of March 26, 2020, by and among AutoWeb, Inc., as Borrower, Autobytel, Inc., AW GUA USA, Inc., and Car.com, Inc., as Guarantors, Certain Financial Institutions, as lenders, and CIT Northbridge Credit LLC, as agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 26, 2020 (SEC File No. 001-34761); as amended by First Amendment to Loan, Security and Guarantee Agreement dated as of May 18, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2020 (SEC File No. 001-34761); Second Amendment to and Consent Under Loan, Security and Guarantee Agreement dated as of July 30, 2021, by and among CIT Northbridge Credit LLC, as Agent, the Lenders Party thereto, AutoWeb, Inc., as Borrower, and Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc., as Guarantors, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 2, 2021 (SEC File No. 001-34761); Joinder Under Loan, Security and Guarantee Agreement and Pledge Agreement Supplement dated as of August 12, 2021, by and among CIT Northbridge Credit LLC, as Agent, the Lenders Party thereto, AutoWeb, Inc., as Borrower, and Tradein Expert, Inc., Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc., as Guarantors, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2021, filed with the SEC on November 4, 2021 (SEC File No. 001-34761); and Third Amendment to and Consent Under Loan, Security and Guarantee Agreement dated as of September 13, 2021, by and among CIT Northbridge Credit LLC, as Agent, the Lenders Party thereto, AutoWeb, Inc., as Borrower, and Tradein Expert, Inc., Car.com, Inc., Autobytel, Inc., and AW GUA USA, Inc., as Guarantors, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 15, 2021 (SEC File No. 001-34761).

21.1*	Subsidiaries of AutoWeb, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, Moss Adams LLP.

24.1*	Power of Attorney (included in the signature page hereto).

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated March 24, 2022.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated March 24, 2022.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated March 24, 2022.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*	Filed or Furnished herewith.

■	Management Contract or Compensatory Plan or Arrangement.

‡

Certain attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. AutoWeb will furnish supplementally copies of such attachments to the SEC or its staff upon request.

Item 16.         Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24 day of March 2022.

AUTOWEB, INC.

By:	/s/ JARED R. ROWE
Jared R. Rowe
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of AutoWeb, Inc., a Delaware corporation (“Company”), and the undersigned Directors and Officers of AutoWeb, Inc. hereby constitute and appoint Jared R. Rowe, Carlton Hamer and Glenn E. Fuller as the Company’s or such Director’s or Officer’s true and lawful attorneys-in-fact and agents, for the Company or such Director or Officer and in the Company’s or such Director’s or Officer’s name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the Company or such Director or Officer might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. FUCHS Michael J. Fuchs	Chairman of the Board and Director	March 24, 2022

/s/ JARED R. ROWE Jared R. Rowe	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2022

/s/ CARLTON HAMER Carlton Hamer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 24, 2022

/s/ JOSH BARSETTI Josh Barsetti	Vice President, Controller (Principal Accounting Officer)	March 24, 2022

/s/ MICHAEL A. CARPENTER Michael A. Carpenter	Director	March 24, 2022

/s/ MATIAS DE TEZANOS Matias de Tezanos	Director	March 24, 2022

/s/ CHAN GALBATO Chan Galbato	Director	March 24, 2022

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	March 24, 2022

/s/ JANET M. THOMPSON Janet M. Thompson	Director	March 24, 2022

/s/ JOSE VARGAS Jose Vargas	Director	March 24, 2022

AUTOWEB, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

AutoWeb, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AutoWeb, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

The identification and evaluation of all relevant terms and conditions in each contract has been determined to be a critical audit matter. The principal considerations for this determination include the fact that the Company’s revenue process is largely manual and requires the evaluation of a large volume of contracts which are subject to frequent modification or amendment, which requires significant effort by the Company to identify and evaluate all the relevant terms and conditions in each contract with a customer and the impact of each on revenue recognition. This led to a high degree of audit effort in performing our audit procedures to evaluate whether all the relevant terms and conditions in its revenue contracts were appropriately identified and evaluated by the Company.

The primary audit procedures we performed to address the critical audit matter included, among others, testing the completeness and accuracy of the Company’s identification and evaluation of the appropriate contract utilized by examining revenue arrangements on a test basis, and testing the Company’s application of the terms and conditions in the contract by inspecting the corresponding invoice and payment remittance to ensure the revenue was recognized in the appropriate period and for the appropriate amount.

/s/ Moss Adams LLP

San Diego, California

March 24, 2022

We have served as the Company’s auditor since 2012.

AUTOWEB, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$7,315	$10,803
Restricted cash	4,314	4,304
Accounts receivable, net of allowances for bad debts and customer credits of $101 and $406 at December 31, 2021 and 2020, respectively	11,433	13,955
Vehicle inventory	1,076	—
Prepaid expenses and other current assets	998	847
Total current assets	25,136	29,909
Property and equipment, net	3,853	2,953
Right-of-use assets	1,993	2,892
Intangible assets, net	3,634	4,733
Other assets	516	642
Total assets	$35,132	$41,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,705	$7,233
Borrowings under revolving credit facility	10,001	10,185
Accrued employee-related benefits	1,782	2,123
Other accrued expenses and other current liabilities	610	538
PPP loan	—	1,384
Current portion of lease liabilities	781	1,015
Current portion of financing debt	64	65
Total current liabilities	20,943	22,543
Lease liabilities, net of current portion	1,432	2,191
Financing debt, net of current portion	—	60
Total liabilities	22,375	24,794
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized
Series A Preferred stock 2,000,000 shares authorized, none issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 13,489,482 and 13,169,204 shares issued and outstanding at December 31, 2021 and 2020, respectively	13	13
Additional paid-in capital	368,168	366,087
Accumulated deficit	(355,424)	(349,765)
Total stockholders’ equity	12,757	16,335
Total liabilities and stockholders’ equity	$35,132	$41,129

The accompanying notes are an integral part of these consolidated financial statements.

AUTOWEB, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per-share data)

	Years Ended December 31,
	2021	2020
Revenues:
Lead generation	$52,117	$61,129
Digital advertising	14,142	15,441
Used vehicle sales	5,326	—
Total revenues	71,585	76,570
Cost of revenues – lead generation and digital advertising	46,300	52,890
Cost of revenues – used vehicle sales	4,954	—
Gross profit	20,331	23,680
Operating expenses:
Sales and marketing	9,170	8,201
Technology support	5,649	6,574
General and administrative	11,324	12,718
Depreciation and amortization	653	1,711
Total operating expenses	26,796	29,204
Operating loss	(6,465)	(5,524)
Interest and other (expense) income:
Interest expense	(1,011)	(1,524)
Other income	1,817	238
Loss before income tax provision	(5,659)	(6,810)
Income tax provision	—	10
Net loss	$(5,659)	$(6,820)

Basic loss per common share	$(0.43)	$(0.52)
Diluted loss per common share	$(0.43)	$(0.52)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOWEB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Preferred Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-In- Capital	Accumulated Deficit	Total

Balance at December 31, 2019	13,146,831	$13	—	$—	$364,028	$(342,945)	$21,096
Share-based compensation	—	—	—	—	1,984	—	1,984
Issuance of common stock upon exercise of stock options	22,373	—	—	—	75	—	75
Net loss	—	—	—	—	—	(6,820)	(6,820)
Balance at December 31, 2020	13,169,204	$13	—	$—	$366,087	$(349,765)	$16,335
Share-based compensation	—	—	—	—	1,854	—	1,854
Issuance of common stock upon exercise of stock options	100,278	—	—	—	227	—	227
Issuance of restricted stock	220,000	—	—	—	—	—	—
Net loss	—	—	—	—	—	(5,659)	(5,659)
Balance at December 31, 2021	13,489,482	$13	—	$—	$368,168	$(355,424)	$12,757

The accompanying notes are an integral part of these consolidated financial statements.

AUTOWEB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,659)	$(6,820)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,484	3,624
Provision for bad debt	(227)	291
Provision for customer credits	52	83
Forgiveness of PPP Loan	(1,384)	—
Share-based compensation	1,854	1,984
Right-of-use-assets	899	1,426
Loss on disposal of assets	—	6
Changes in assets and liabilities:
Accounts receivable	2,697	9,722
Prepaid expenses and other current assets	(151)	418
Vehicle inventory	(1,076)	—
Other non-current assets	126	19
Accounts payable	306	(7,279)
Accrued expenses and other current liabilities	(344)	(325)
Lease liabilities	(993)	(1,248)
Net cash (used in) provided by operating activities	(1,416)	1,901
Cash flows from investing activities:
Purchases of property and equipment	(1,719)	(596)
Purchase of intangible asset	(325)	—
Net cash (used in) investing activities	(2,044)	(596)
Cash flows from financing activities:
Borrowings under PNC credit facility	—	28,564
Principal payments on PNC credit facility	—	(32,308)
Borrowings under CNC credit facility	73,719	71,072
Principal payments on CNC credit facility	(73,903)	(60,887)
Borrowings under the PPP loan	—	1,384
Payments under financing agreement	(61)	(44)
Net proceeds from stock option exercises	227	75
Net cash (used in) provided by financing activities	(18)	7,856
Net (decrease) increase in cash and cash equivalents	(3,478)	9,161
Cash and cash equivalents and restricted cash, beginning of period	15,107	5,946
Cash and cash equivalents and restricted cash, end of period	$11,629	$15,107

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$10,803	$892
Restricted cash at beginning of period	4,304	5,054
Cash and cash equivalents and restricted cash at beginning of period	$15,107	$5,946

Cash and cash equivalents at end of period	$7,315	$10,803
Restricted cash at end of period	4,314	4,304
Cash and cash equivalents and restricted cash at end of period	$11,629	$15,107

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$1
Cash refunds for income taxes	$1	$849
Cash paid for interest	$872	$845

Supplemental schedule of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,790
Financing for the purchase of fixed assets	$166	$170
Purchases on account related to capitalized software	$—	$99
Intangible asset holdback	$75	$—

The accompanying notes are an integral part of these consolidated financial statements.

AUTOWEB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Organization and Operations of AutoWeb

AutoWeb, Inc. (“AutoWeb” or the “Company”) is an automotive industry marketing and used vehicle acquisition and reselling company focused on being a “matchmaker” to better connect consumers seeking to acquire vehicles and vehicle sellers that can meet the consumers’ needs.  We assist consumers in multiple aspects of the vehicle transaction, including providing content and information helpful to their next vehicle to acquisition. The Company also assists consumers choosing to sell their current vehicle, which provides an added monetization opportunity in addition to the Company’s existing consumer offerings. The Company primarily generates revenue through automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) by helping them market and sell new and used vehicles to consumers through the Company’s programs for online lead and traffic referrals, dealer marketing products and services, and online advertising.  The Company also acquires used vehicles from consumers and sells those vehicles through third party wholesale auctions and directly to Dealers.

On  July 31, 2021, the Company and Tradein Expert, Inc., a Delaware corporation and wholly owned subsidiary of the Company  (“Tradein Expert”), entered into and consummated an Asset Purchase Agreement (“Purchase Agreement”), by and among the Company, Tradein Expert, Car Acquisition, LLC, a Texas limited liability company dba CarZeus (“Seller”), Carzuz.com LLC, a Texas limited liability company, McCombs Family Partners, Ltd., a Texas limited partnership and Phil Kandera, an individual, pursuant to which Tradein Expert acquired specified assets of Seller’s San Antonio, Texas-based used vehicle acquisition platform that operates under the name CarZeus (“CarZeus Purchase Transaction”). Through the Tradein Expert entity (dba CarZeus), the Company purchases used vehicles directly from consumers and resells them through wholesale channels. The operations of CarZeus are included in AutoWeb’s financial statements as of August 1, 2021.

The aggregate consideration for the CarZeus Purchase Transaction was $0.4 million in cash. The Purchase Agreement contains representations, warranties, covenants, and conditions the Company believes are customary for a transaction of this size and type, as well as indemnification provisions subject to specified conditions, including a six-month holdback of approximately $0.1 million (“Holdback Amount”) of the purchase price as a source of security for any indemnification obligations. On  August 2, 2021, the Company paid approximately $0.3 million of the purchase consideration, and on February 3rd, 2022, paid the remaining $0.1 million Holdback Amount.

The Company primarily generates revenue through assisting Dealers and Manufacturers by marketing and selling new and used vehicles to consumers through the Company’s programs for online lead and traffic referrals, dealer marketing products and services, and online advertising.  The Company also offers automotive consumers an option to sell their used vehicle outside of a dealership location. The Company resells these vehicles indirectly to Dealers through wholesale auctions or through direct Dealer sale.

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

2.         Summary of Significant Accounting Policies

Basis of Presentation.  These Consolidated Financial Statements include the accounts of AutoWeb Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to current period classification.  These reclassifications had no effect on the reported results of operations.

Accounting Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, allowances for bad debts and customer credits, useful lives of depreciable assets and capitalized software costs, long-lived asset impairments, goodwill and purchased intangible asset valuations, accrued liabilities, contingent payment provisions, debt valuation and valuation allowance for deferred tax assets, warrant valuation and stock-based compensation expense. Actual results could differ from those estimates.

Cash and Cash Equivalents.   All highly liquid investments with an original maturity of 90 days or less at the date of purchase are classified as cash equivalents. Cash and cash equivalents represent amounts held by the Company for use by the Company and are recorded at cost, which approximates fair value.

Restricted Cash. Restricted cash primarily consists of funds pledged pursuant to the CNC Credit Agreement (See Note 6).

Accounts Receivable.  Credit is extended to customers based on an evaluation of the customer’s financial condition, and when credit is extended, collateral is generally not required. Interest is not normally charged on receivables.

Allowances for Bad Debts and Customer Credits.  The allowance for bad debts is an estimate of bad debt expense that could result from the inability or refusal of customers to pay for services. Additions to the estimated allowance for bad debts are recorded to general and administrative expenses and are based on factors such as historical write-off percentages, the current business environment and known concerns within the current aging of accounts receivable. Reductions in the estimated allowance for bad debts due to subsequent cash recoveries are recorded as a decrease in general and administrative expense. As specific bad debts are identified, they are written off against the previously established estimated allowance for bad debts with no impact on operating expenses.

Fair Value of Financial Instruments.  The Company records its financial assets and liabilities at fair value, which is defined under the applicable accounting standards as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company uses valuation techniques to measure fair value, maximizing the use of observable outputs and minimizing the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

If there is a decline in the general economic environment that negatively affects the financial condition of the Company’s customers or an increase in the number of customers that are dissatisfied with our services, additional estimated allowances for bad debts and customer credits may be required and the impact on the Company’s business, results of operations, financial condition, earnings per share, cash flow or the trading price of the Company’s stock could be material.

The Company has a concentration of credit risk with the Company’s automotive industry related accounts receivable balances, particularly with Carat Detroit (General Motors), Urban Science Applications (which represents several Manufacturer programs), Autodata Solutions and Shift Digital. During and for the year ended December 31, 2021, approximately 43%, or $30.9 million of our total revenues and approximately 64% or $7.3 million of gross accounts receivable were related to these four customers as follows:

	% of	% of
Customers	Revenue	Account Receivable
Carat Detroit	12%	20%
Urban Science Applications	12%	18%
Autodata Solutions	13%	16%
Shift Digital	6%	10%
Total	43%	64%

During 2020, approximately 46% of the Company’s total revenues were derived from Carat Detroit (General Motors), Ford Direct, Urban Science Applications (which represents several Manufacturer programs) and Autodata Solutions. Approximately 62% or $8.6 million of gross accounts receivable related to these four customers at December 31, 2020.

	% of	% of
Customers	Revenue	Account Receivable
Carat Detroit	12%	19%
Ford Direct	11%	16%
Urban Science Applications	12%	15%
Autodata Solutions	11%	12%
Total	46%	62%

Property and Equipment.  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. Repair and maintenance costs are charged to operating expenses as incurred. Gains or losses resulting from the retirement or sale of property and equipment are recorded as operating income (expense), respectively.

Vehicle inventory. Inventory is primarily comprised of vehicles held for sale and is stated at cost.  Vehicle inventory cost is determined by specific identification and includes vehicle cost, auction fees (if applicable) and reconditioning costs. Reconditioning costs are generally immaterial. Overhead costs associated with reconditioning vehicles are expensed as incurred.

Operating Leases.  The Company leases office space and certain office equipment under operating lease agreements which expire on various dates through 2025, with options to renew on expiration of the original lease terms. These operating lease agreements include one related-party agreement, whereby the Company paid approximately $0.1 million in lease payments during 2021.

The lease term begins on the date of initial possession of the leased property for purposes of recognizing rent expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Capitalized Internal Use Software and Website Development Costs.  The Company capitalizes costs to develop internal use software in accordance with ASC 350-40, “Internal-Use Software,” and ASC 350-50, “Website Development Costs,” which require the capitalization of external and internal computer software costs and website development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three to five years. Capitalized website development costs, once placed in service, are amortized using the straight-line method over the estimated useful life of the related websites.  The Company placed in service $1.0 million and $1.5 million of such costs for the years ended December 31, 2021 and 2020, respectively.

Indefinite-lived intangible assets. Indefinite-lived intangible assets consist of domain names, which were acquired as part of the Dealix/Autotegrity acquisition in 2015 as well as the CarZeus asset acquisition in 2021, and are tested for impairment at least annually, or more frequently if an event occurs or change occurs that would indicate the existence of a potential impairment. When evaluating indefinite-lived intangible assets for impairment, the Company may first perform a qualitative analysis to determine whether it is more-likely-than-not that the indefinite-lived intangible assets are impaired. If the Company does not perform the qualitative assessment, or if the Company determines that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount, the Company will calculate the estimated fair value of the indefinite-lived intangible asset. Fair value is the price a willing buyer would pay for the indefinite-lived intangible asset and is typically calculated using an income approach. If the carrying amount of the indefinite-lived intangible asset exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value.

Impairment of Long-Lived Assets and Intangible Assets.  The Company periodically reviews long-lived amortizing assets to for indicators of impairment. The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the long-lived assets and other intangibles. Future events could cause the Company to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. The Company assesses the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of the fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, the Company would write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on the Company’s financial condition and results of operations. The Company did not record any impairment of long-lived assets and intangible assets in 2021 or 2020, respectively.

Cost of Revenues – lead generation and digital advertising. Cost of revenues consists of Lead and traffic acquisition costs, other cost of revenues as well as costs associated with vehicle acquisition and resale. Lead and traffic acquisition costs consist of payments made to the Company’s Lead providers, including internet portals and on-line automotive information providers. Other cost of revenues consists of search engine marketing (“SEM”) and fees paid to third parties for data and content, including search engine optimization (“SEO”) activity, included on the Company’s properties, connectivity costs and development costs related to the Company Websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to Company Websites.  SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.

Cost of Revenues – used vehicle sales. Added costs in the fiscal year ended December 31, 2021 related to vehicle acquisition and resale are a direct result of the CarZeus Purchase Transaction on July 31, 2021, the results of which are incorporated into our consolidated financial statements as of August 1, 2021. These costs are predominately related to the acquisition and ultimate resale of used vehicles.

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

In response to the coronavirus pandemic, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“TCJA”). Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the TCJA. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020.

Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the TCJA) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the TCJA. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2021, or to its net deferred tax assets as of December 31, 2021.

Computation of Basic and Diluted Net Loss per Share.  Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net loss per share is computed using the weighted-average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted method, during the period. Potential common shares consist of unvested restricted stock, common shares issuable upon the exercise of stock options, the exercise of warrants, and conversion of convertible notes.

Share amounts utilized to compute the basic and diluted net loss per share are as follows:

	2021	2020
Basic Shares:
Weighted average common shares outstanding	13,299,824	13,144,314
Weighted average common shares repurchased	—	—
Basic Shares	13,299,824	13,144,314

Diluted Shares:
Basic Shares	13,299,824	13,144,314
Weighted average dilutive securities	—	—
Dilutive Shares	13,299,824	13,144,314

For the years ended December 31, 2021 and 2020, basic and diluted weighted average shares are the same as the Company generated a net loss for each period and potentially dilutive securities are excluded because they have an anti-dilutive impact.  Potentially dilutive securities representing approximately 267,000 and 6,000 shares of common stock for the years ended December 31, 2021 and 2020, respectively.

Share-Based Compensation.  The Company grants stock-based awards (“Awards”) primarily in the form of stock options and restricted stock awards (“RSAs”) under several of its stock-based compensation Plans (the “Plans”). The Company recognizes share-based compensation based on the Awards’ fair value, net of estimated forfeitures on a straight-line basis over the requisite service periods, which is generally over the Awards’ respective vesting period, or on an accelerated basis over the estimated performance periods for stock options with performance conditions. See Note 9 for more information.

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

Advertising Expense.  Advertising costs are expensed in the period incurred and the majority of advertising expense is recorded in sales and marketing expense. Advertising expense for the years ended December 31, 2021 and 2020 was $0.8 million and $0.3 million, respectively.

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

The Company earns revenue by providing lead generation, digital advertising, mobile products and services and used vehicles acquisition and resale. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The Company records revenue on distinct performance obligations at a single point in time, when control is transferred to the customer.

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

●

Digital Advertising – Fees paid by Dealers and Manufacturers and other third-party wholesale customers for (i) the Company’s click traffic program, (ii) display advertising on Company Websites, and (iii) email and other direct marketing. Revenue is recognized in the period advertisements are displayed on Company Websites or the period in which clicks have been delivered, as applicable. The Company recognizes revenue from the delivery of action-based advertisement (including email and other direct marketing) in the period in which a user takes the action for which the marketer contracted with the Company. For advertising revenue arrangements where the Company is not the principal, the Company recognizes revenue on a net basis.

●

Used Vehicle Sales – Used vehicles acquired by Tradein Expert are predominately resold wholesale direct to Dealers or indirectly though wholesale auctions. Revenue from the sale of these vehicles is recognized upon transfer of title of the vehicle to the Company's wholesale customer.

Variable Consideration

Leads are generally sold with a right-of-return for services that do not meet customer requirements as specified by the relevant contract. Rights-of-return can be estimated, and provisions for estimated returns are recorded as a reduction in revenue by the Company in the period revenue is recognized, and thereby accounted for as variable consideration. The Company includes the allowance for customer credits in its net accounts receivable balances on the Company’s balance sheet at period end. From time to time, the Company may issue discounts or credits on current invoices. These discounts or credits are direct reductions to revenue without a change in the allowance for customer credits. Allowance for customer credits totaled $27,000 and $64,000 as of December 31, 2021 and 2020, respectively.

See further discussion below on significant judgments exercised by the Company in regard to variable consideration.

Unbilled Revenue

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing. From time to time, the Company may have balances on its consolidated balance sheets that represents revenue recognized by the Company upon satisfaction of performance obligations thereby earning the right to receive payment. These not-yet invoiced receivable balances at year-end are driven by the timing of administrative transaction processing and are not indicative of partially complete performance obligations. As of December 31, 2021 and 2020, the Company had $4.6 million and $3.4 million, respectively of not-yet invoiced receivables on the Consolidated Balance Sheet.

Deferred Revenue

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying its performance obligations, including amounts which are refundable. Such activity is not a common practice of operation for the Company. The Company had zero deferred revenue included in its consolidated balance sheets as of December 31, 2021, and 2020. Payment terms and conditions can vary by contract type. Generally, payment terms within the Company’s customer contracts include a requirement of payment within 30 to 60 days from date of invoice. Typically, customers make payments after receipt of invoice for billed services, and less typically, in advance of rendered services.

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

The Company enters into contracts with customers that can include multiple products and services. Determining whether products and/or services are distinct performance obligations that should be accounted for singularly or separately may require significant judgment.

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

As specific customer credits are identified, they are charged against this allowance with no impact on revenues. Returns and credits are measured at contract inception, with respective obligations reviewed each reporting period or as further information becomes available, whichever is earlier, and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. The allowance for customer credits is included in the net accounts receivable balances of the Company’s balance sheets as of December 31, 2021 and 2020.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by revenue source and has determined that disaggregating revenue into these categories sufficiently depicts the differences in the nature, amount, timing, and uncertainty of its revenue streams.

The following table summarizes revenue from contracts with customers, disaggregated by revenue source, for the years ended December 31, 2021 and 2020. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

	Years Ended December 31,
	2021	2020
	(in thousands)
Lead generation	$52,117	$61,129
Digital advertising
Clicks	11,674	13,058
Display and other advertising	2,468	2,383
Used vehicle sales	5,326	—
Total revenues	$71,585	$76,570

4.         Disposals

Disposal of Specialty Finance Leads Product

In December 2016, AutoWeb sold substantially all of the assets of its automotive specialty finance leads group to Internet Brands, Inc., a Delaware corporation (“Internet Brands”). In connection with this disposal of assets, the parties to the transaction entered into a Transitional License and Linking Agreement (“Transition Agreement”). Under the Transition Agreement, AutoWeb and its Car.com subsidiary provide Internet Brands certain transition services and arrangements, including (i) the grant of a limited, non-exclusive, non-transferable license to Internet Brands to use the Car.com logo and name solely for sales and marketing purposes in Internet Brand’s automotive specialty finance leads business; and (ii) certain redirect linking of consumer traffic from the Company’s specialty finance leads application forms to a landing page designated by Internet Brands.  The Transition Agreement provided that Internet Brands would pay AutoWeb $1.6 million in fees over the five-year term of the Transition Agreement, and the Company received $0.3 million during each of the years ended December 31, 2021 and 2020, respectively, related to the Transition Agreement. The Transition Agreement expired in January 2022.

5.         Selected Balance Sheet Accounts

Property and equipment consist of the following:

	As of December 31,
	2021	2020
	(in thousands)
Computer software and hardware	$5,008	$4,940
Capitalized internal use software	8,362	7,391
Furniture and equipment	1,105	935
Leasehold improvements	883	884
Construction in progress	1,478	805
	16,836	14,955
Less—Accumulated depreciation and amortization	(12,983)	(12,002)
Property and equipment, net	$3,853	$2,953

As of December 31, 2021 and 2020, capitalized internal use software, net of amortization, was $1.7 million and $1.4 million, respectively.  Depreciation and amortization expense related to property and equipment was $1.0 million for the year ended December 31, 2021.  Of this amount, $0.7 million was recorded in cost of revenues and $0.3 million was recorded in operating expenses. Depreciation and amortization expense related to property and equipment was $1.3 million for the year ended December 31, 2020.  Of this amount, $0.8 million was recorded in cost of revenues and $0.5 million was recorded in operating expenses.

The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.

The Company’s intangible assets will be amortized over the following estimated useful lives (in thousands):

				December 31, 2021			December 31, 2020
Intangible Asset	Estimated Useful Life (in years)			Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks/trade names/licenses/ domains	3	–	7	$16,589	$(16,372)	$217	$16,589	$(15,961)	$628
Developed technology	5	–	7	8,955	(8,138)	817	8,955	(7,050)	1,905
				$25,544	$(24,510)	$1,034	$25,544	$(23,011)	$2,533

		December 31, 2021			December 31, 2020
Indefinite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain	Indefinite	$2,600	$—	$2,600	$2,200	$—	$2,200

Amortization expense is included in “Cost of revenues” and “Depreciation and amortization” in the Consolidated Statements of Operations.  Amortization expense was $1.5 million and $2.4 million, in 2021 and 2020, respectively. Amortization expense for intangible assets for the next three years is as follows:

Year	Amortization Expense
(in thousands)
2022	$902
2023	86
2024	46
$1,034

As of December 31, 2021, and 2020, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Accrued employee related benefits	$1,782	$2,123
Other accrued expenses and other current liabilities:
Other accrued expenses	201	143
Amounts due to customers	77	94
Other current liabilities	332	301
Total other accrued expenses and other current liabilities	610	538

Total accrued expenses and other current liabilities	$2,392	$2,661

6.         Debt

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

As of December 31, 2021, the Company had $10.0 million outstanding under the CNC Credit Agreement and approximately $0.4 million of net borrowing availability. To increase the borrowing base sufficient enough to meet the minimum borrowing usage requirement, the Company, on June 29, 2020, placed $3.0 million into a restricted cash account that provided for greater availability under the CNC Credit Agreement. The Company placed an additional $1.0 million into the same restricted cash account in December 2020. The Company can borrow up to 97.5% of the total restricted cash amount. The restricted cash accrues interest at a variable rate currently averaging 0.25% per annum.

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

Financing costs related to the CNC Credit Agreement, net of accumulated amortization, of approximately $0.3 million, have been deferred over the initial term of the loan and are included in other assets as of December 31, 2021. The interest rate per annum applicable to borrowings under the CNC Credit Agreement is the LIBO Rate (as defined in the CNC Credit Agreement) plus 5.5%. The LIBO Rate is equal to the greater of (i) 1.75%, and (ii) the rate determined by the Agent to be equal to the quotient obtained by dividing (1) the LIBO Base Rate (i.e., the rate per annum determined by Agent to be the offered rate that appears on the applicable Bloomberg page) for the applicable LIBOR Loan for the applicable interest period by (2) one minus the Eurodollar Reserve Percentage (i.e., the reserve percentage in effect under regulations issued from time to time by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirement with respect to Eurocurrency funding for the applicable LIBOR Loan for the applicable interest period). If adequate and reasonable means do not exist for ascertaining or the LIBOR rate is no longer available, the Company and the Agent may amend the CNC Credit Agreement to replace LIBOR with an alternate benchmark rate. If no LIBOR successor rate is determined, the obligation of the lenders to make or maintain LIBOR loans will be suspended and the LIBO Base Rate component will no longer be utilized in determining the base rate.

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

On January 13, 2021, the Company received a notice from PNC Bank regarding forgiveness of the loan in the principal amount of approximately $1.38 million that was made to the Company pursuant to the SBA PPP under the CARES Act of 2020. The notice states that SBA has remitted to PNC a loan forgiveness payment equal to $1.39 million, which constitutes full payment and forgiveness of the principal amount of the PPP loan and all accrued interest. In January 2021, the Company recognized the forgiveness of the PPP Loan as other income in the Consolidated Statements of Operations.

On June 10, 2020, the Company entered into a thirty-six-month equipment financing agreement (“Financing Agreement”) with Dimension Funding LLC. The Financing Agreement provides for an advance payment of approximately $0.2 million to be used to secure furniture and fixtures for the Company’s new office location in Irvine, California. Payments of approximately $5,300 (inclusive of imputed interest) are made monthly under the Financing Agreement. As of December 31, 2021, the Company has paid approximately $0.1 million. The Financing Agreement will mature on  December 31, 2022.

The Company’s future commitments under the Financing Agreement as of December 31, 2021, are as follows:

Year
2022	64
Total financing debt	$64

7.         Commitments and Contingencies

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

The Company had a weighted average remaining lease term of 2.1 years and a weighted average discount rate as determined by the Company CNC Credit Agreement of 6.25% as of December 31, 2021. The Company had a weighted average remaining lease term of 3.0 years and a weighted average discount rate of 6.25% as of December 31, 2020.

Lease Liabilities

Lease liabilities as of December 31, 2021, consist of the following:

Current portion of lease liabilities	$781
Long-term lease liabilities, net of current portion	1,432
Total lease liabilities	$2,213

The Company leases its facilities and certain office equipment under operating leases which expire on various dates through 2025.  The Company’s future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows (in thousands):

Years Ending December 31,
2022	895
2023	806
2024	528
2025	197
Total minimum lease payments	2,426
Less imputed interest	(213)
Total lease liabilities	2,213

Operating lease cost was $1.2 million and $1.7 million for the years ended December 31, 2021, and 2020, respectively.

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

Litigation

From time to time, the Company may be involved in litigation matters arising from the normal course of its business operations. Such litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect its business, results of operations, financial condition, and cash flows. The Company assesses the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. The Company records a loss contingency when an unfavorable outcome is probable, and the amount of the loss can be reasonably estimated. The amount of allowances required, if any, for these contingencies is determined after analysis of each individual case. The amount of allowances may change in the future if there are new material developments in each matter. Gain contingencies are not recorded until all elements necessary to realize the revenue are present. Any legal fees incurred in connection with a contingency are expensed as incurred. As of the date of this Annual Report on Form 10-K, the Company is not involved in any litigation.

8.         Retirement Savings Plan

The Company has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”) (the “401(k) Plan”). The 401(k) Plan covers all employees of the Company who are over 21 years of age and is effective forty-five days following date of hire. Under the 401(k) Plan, participating employees are allowed to defer up to 100% of their pretax salary not to exceed the maximum IRC deferral amount. Company contributions to the 401(k) Plan are discretionary. The Company did not make a contribution to the retirement savings plan for the year ended December 31, 2021. The Company contribution for the year ended December 31, 2020, was $0.1 million.

9.         Stockholders’ Equity

Stock-Based Incentive Plans

The Company has established plans that provide for stock-based awards (“Awards”), primarily in the form of stock options and restricted stock awards (“RSAs”), to employees, directors, and consultants.  As of June 21, 2018, new Awards may only be granted under the 2018 Equity Incentive Plan, and as of December 31, 2021, an aggregate of approximately 1.6 million shares of Company common stock were available for granting of new Awards under this plan. Awards may also be made outside this plan as inducement Awards to new employees in accordance with the corporate governance rules of The Nasdaq Stock Market.

Share-based compensation expense is included in costs and expenses in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
	2021	2020
	(in thousands)
Share-based compensation expense:
Cost of revenues	$—	$—
Sales and marketing	149	116
Technology support	33	81
General and administrative	1,672	1,787

Share-based compensation expense	1,854	1,984

Amount capitalized to internal use software	—	—

Total share-based compensation expense	$1,854	$1,984

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

The Company grants stock options at exercise prices that are not less than the fair market value of the Company’s common stock on the date of grant. Stock options generally have a seven or ten-year maximum contractual term and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months, thereafter. The vesting of certain stock options is contingent upon the optionee’s continued employment with the Company during the vesting period, and vesting may be accelerated under certain conditions, including upon a change in control of the Company, termination without cause of an employee and voluntary termination by an employee with good reason.

Awards granted under the Company’s stock option plans were estimated to have a weighted average grant date fair value of $1.96 and $1.27 for the years ended December 31, 2021 and 2020, respectively, based on the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2021	2020
Expected volatility	95%	74%
Expected risk-free interest rate	0.8%	0.9%
Expected life (years)	4.8	4.6

A summary of the Company’s outstanding stock options as of December 31, 2021, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2020	3,758,670	$4.26	4.7	$270
Granted	957,000	2.65
Exercised	(100,278)	2.27		75
Forfeited or expired	(234,044)	6.14
Outstanding at December 31, 2021	4,381,348	3.85	4.3	1,662
Vested and expected to vest at December 31, 2021	4,269,151	$3.88	4.2	$1,586
Exercisable at December 31, 2021	2,889,095	$4.42	3.6	$701

Service-Based Options.  During the years ended December 31, 2021 and 2020, the Company granted 957,000 and 635,000, service-based stock options, which had weighted average grant date fair values of $1.96 and $1.27, respectively. At December 31, 2021, there was approximately $1,417,000 of unamortized expense associated with 4,031,348 of these stock options that remained outstanding. The expense will be recognized over a weighted-average period of 0.6 years.

Stock option exercises. During 2021, 100,278 stock options were exercised, with an aggregate weighted average exercise price of $2.27. During 2020, there were 22,373 stock options exercised, with an aggregate weighted average exercise price of $3.35. The total intrinsic value of stock options exercised during 2021 and 2020 was immaterial.

Market Condition Options. In August 2019, the Company awarded a total of 455,000 stock options of the Company’s common stock to certain officers under the 2018 Equity Incentive Plan.  In addition to the service-based vesting described above, vesting of these stock options is subject to the achievement of a performance condition based on the weighted average closing price of the Company’s common stock on The Nasdaq Capital Market reaching Five Dollars ($5.00) for 10 consecutive trading days. The weighted average grant date fair value of these stock options was $1.69. As of December 31, 2021, the performance condition has not been met. These stock options expire seven years from the grant date. At December 31, 2021, there was approximately $111,000 of unamortized expense associated with 355,000 of these stock options that remained outstanding. The expense will be recognized over a weighted-average period of 0.6 years.

Restricted Stock Awards. The Company granted an aggregate of 220,000 RSAs in the first quarter of 2021 to certain executive officers of the Company.  The RSAs are service-based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second and third anniversaries of the date of the award.  Lapsing of the forfeiture restrictions may be accelerated under certain conditions, including in the event of a change in control of the Company, termination of the holder of the RSA’s employment by the Company without cause, voluntary termination of the holder’s employment by the holder with good reason, and upon the death or disability of the holder of the RSA. At December 31, 2021, there was a total of $351,074 unamortized expense associated with 185,082 unvested RSAs. The expense will be recognized over a weighted-average period of 2.2 years.

Options and Warrants Outstanding and Shares Available for New Awards Under Stockholder-Approved Plans

As of December 31, 2021, the following options and warrants to purchase shares of common stock and shares available for new Awards under stockholder-approved plans were outstanding:

Number of Shares
Stock options outstanding	4,381,348
Authorized for future Award grants under stockholder-approved stock-based incentive plans	1,553,142
Warrants outstanding	1,482,400
Total	7,416,890

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

Stock Repurchases

On June 7, 2012, September 17, 2014 and September 6, 2017, the Company announced that its Board of Directors had authorized the Company to repurchase up to $2.0 million, $1.0 million and $3.0 million of the Company’s common stock, respectively. Under these repurchase programs, the Company may repurchase common stock from time to time on the open market or in private transactions. These authorizations do not require the Company to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate the programs at any time. The Company will fund future repurchases through the use of available cash. No shares were repurchased in 2021 or 2020. As of December 31, 2021, $2.3 million remains available for stock repurchases under these programs.

10.         Income Taxes

The components of loss before income tax provision are as follows for the years ended December 31:

	2021	2020

United States	$(5,911)	$(7,089)
International	252	279
Total loss before income tax provision	$(5,659)	$(6,810)

Income tax expense (benefit) from continuing operations consists of the following for the years ended December 31:

	2021	2020
	(in thousands)
Current:
Federal	$—	$—
State	—	10
Foreign	—	—
	—	10
Deferred:
Federal	1,216	(562)
State	315	(159)
Foreign	—	—
	1,531	(721)

Change in federal tax rate	—	—

Valuation allowance	(1,531)	721

Total income tax expense (benefit)	$—	$10

The reconciliations of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2021, and 2020, are as follows:

	2021	2020
Tax provision at U.S. federal statutory rates	21.0%	21.0%
State income taxes net of federal benefit	(5.5)	2.1
Deferred tax asset adjustments – NOL related	0.0	0.0
Non-deductible permanent items	(1.1)	(1.1)
Stock options	(4.3)	(28.0)
PPP Debt Forgiveness	4.9	0.0
Change in valuation allowance	(15.2)	5.8
Effective income tax rate	(0.2)%	(0.2)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2021 and 2020 are as follows:

	2021	2020
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$26	$103
Accrued liabilities	357	412
Net operating loss carryforwards	26,478	24,798
Intangible assets	3,883	4,259
Share-based compensation expense	365	228
Other	1,418	1,370
Total gross deferred tax assets	32,527	31,181
Valuation allowance	(31,979)	(30,447)
Total deferred tax assets	548	734

Deferred tax liabilities:
Right of use assets	(509)	(733)
Fixed assets	(39)	—
Other	—	(1)
Total gross deferred tax liabilities	(548)	(734)
Net deferred tax assets	$—	$—

During 2021 and 2020, the Company continued to experience losses and is not projecting taxable income in the near future. Based on this evaluation, the Company recorded an additional valuation allowance of $1.5 million and $0.7 million against its deferred tax assets during the years ended 2021 and 2020, respectively. Based on the weight of available evidence, the Company believes that it is more likely than not that these deferred tax assets will not be realized.

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

The CARES Act in part provides for an employee retention credit, which is a refundable tax credit against certain employment taxes equal to 50% of qualified wages an eligible employer pays to employees. In March 2022, we amended certain payroll tax filings in conjunction with the employee retention credit and are awaiting confirmation of the credit from the IRS.

On December 27, 2020, the Consolidated Appropriations Act of 2021 (the “Act”) was signed into law.  The Act enhances and expands certain provisions of the CARES Act.  The Act permits taxpayers whose PPP loans are forgiven to deduct the expenses relating to their loans to the extent they would otherwise qualify as ordinary and necessary business expenses. This rule applies retroactively to the effective date of the CARES Act, so that expenses paid using funds from PPP loans previously issued under the CARES Act are deductible, regardless of when the loan was forgiven. The Company’s $1.4M PPP loan was completely forgiven in January 2021 and the loan forgiveness income is excludable from gross income for tax purposes in the year it was forgiven for federal purposes.

On December 31, 2021, the Company had federal and state NOLs of approximately $110.7 million and $55.7 million, respectively.  $36.7 million of the federal NOLs have an indefinite life and do not expire. The remaining $74.1 million of the federal and all of the state NOLs expire through 2025 and 2035, respectively, as follows:

The federal NOLs expire through 2035 as follows (in millions):

2025	$4.2
2026	25.5
2027	15.5
2028	5.2
2029	7.7
2030	10.6
2031	1.3
2032	—
2033	0.1
2034	2.5
2035	1.5
Do not expire	36.7
$110.7

The state NOLs expire through 2040 as follows (in millions):

2028	$2.6
2029	5.8
2030	11.0
2034	1.4
2035	0.8
2038	2.3
2039	2.2
2040	0.6
0.8
California NOLs	27.6
Other State NOLs	28.1
Total State NOLs	$55.7

Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the IRC, as well as similar state provisions. These ownership changes may limit the amount of NOLs and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  A Section 382 ownership change occurred in 2006 and any changes have been reflected in the NOLs presented above as of December 31, 2021.

At December 31, 2021, the Company has state research and development tax credit carryforwards of $0.2 million.  The previous federal tax credits have been written off in the prior year and the state credits do not expire.

As of December 31, 2021, and 2020, the Company had unrecognized tax benefits of approximately $0.2 million and $0.2 million, respectively, all of which, if subsequently recognized, would have affected the Company’s tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020
	(in thousands)
Balance at January 1,	$189	$464
Reductions based on tax positions related to prior years and settlements	-	(275)
Balance at December 31,	$189	$189

The Company is subject to taxation in the United States and various foreign and state jurisdictions. In general, the Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2018 and 2017, respectively (except for the use of tax losses generated prior to 2018 that may be used to offset taxable income in subsequent years). The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company has not accrued any interest associated with its unrecognized tax benefits in the years ended December 31, 2021, and 2020.

11.         Business Segment Information

As a result of the CarZeus Purchase Transaction on July 31, 2021, the Company has determined that it now operates in two reportable segments: Automotive digital marketing and used vehicle acquisition and resale through the Company’s Tradein Expert subsidiary. The automotive digital marketing segment consists of all aspects related to automotive digital marketing, whereas the used vehicle acquisition and resale segment consists solely of the used vehicle acquisition and wholesale reselling business. Revenues generated by the automotive digital marketing segment primarily represent lead generation and digital advertising, while revenues generated by the used vehicle acquisition and resale segment primarily represent used car vehicle sales as described in Note 1.

The performance of the segments is reviewed by the chief executive officer at the operating income (loss) level. The following table provides segment reporting of the Company for the year ended  December 31, 2021:

Year Ended December 31, 2021
(In thousands)	Automotive digital marketing	Used vehicle acquisition & resale	Total
Revenues	$66,259	$5,326	$71,585
Cost of sales	46,300	4,954	51,254
Gross profit	19,959	372	20,331
Operating loss	6,022	443	6,465
Total assets	33,122	2,010	35,132

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2021	2020
	(in thousands)
Allowance for bad debts:
Beginning balance	$342	$546
Adjustments	(228)	470
Write-offs	(40)	(674)
Ending balance	$74	$342
Allowance for customer credits:
Beginning balance	$64	$194
Adjustments	31	(26)
Write-offs	(68)	(104)
Ending balance	$27	$64
Tax valuation allowance:
Beginning balance	$30,447	$31,168
Charged (credited) to tax expense	1,532	(721)
Charged (credited) to retained earnings	—	—
Ending balance	$31,979	$30,447