Form 10-Q
period 2022-03-31
AutoWeb, Inc.
filed 2022-05-16
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 13, 2022, there were 14,051,149 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets		(Audited)
Current assets:
Cash and cash equivalents	$3,792	$7,315
Restricted cash	4,317	4,314
Accounts receivable, net of allowances for bad debts and customer credits of $49 and $101 at March 31, 2022 and December 31, 2021, respectively	10,881	11,433
Vehicle inventory	480	1,076
Prepaid expenses and other current assets	631	998
Total current assets	20,101	25,136
Property and equipment, net	3,900	3,853
Right-of-use assets	1,822	1,993
Intangible assets, net	3,340	3,634
Other assets	474	516
Total assets	$29,637	$35,132
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,249	$7,705
Borrowings under revolving credit facility	9,108	10,001
Accrued employee-related benefits	1,517	1,782
Other accrued expenses and other current liabilities	717	610
Current portion of lease liabilities	729	781
Current portion of financing debt	48	64
Total current liabilities	19,368	20,943
Lease liabilities, net of current portion	1,303	1,432
Total liabilities	20,671	22,375
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 11,445,187 shares authorized
Series A Preferred stock, 2,000,000 shares authorized, none issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized, 14,051,149 and 13,489,482 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	14	13
Additional paid-in capital	368,683	368,168
Accumulated deficit	(359,731)	(355,424)
Total stockholders’ equity	8,966	12,757
Total liabilities and stockholders’ equity	$29,637	$35,132

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per-share data)

	Three Months Ended March 31,
	2022	2021

Revenues:
Lead generation	$10,576	$14,186
Digital advertising	4,137	3,694
Used vehicle sales	4,351	—
Total revenues	19,064	17,880
Cost of revenues – lead generation and digital advertising	10,954	12,071
Cost of revenues – used vehicles	4,206	—
Gross profit	3,904	5,809
Operating expenses:
Sales and marketing	2,650	2,200
Technology support	1,533	1,367
General and administrative	3,562	3,132
Depreciation and amortization	65	204
Total operating expenses	7,810	6,903

Operating loss	(3,906)	(1,094)
Interest and other (expense) income:
Interest expense, net	(266)	(251)
Other income (expense)	(9)	1,655
Income (loss) before income tax provision	(4,181)	310
Income tax provision	126	—
Net income (loss)	$(4,307)	$310

Basic income (loss) per common share	$(0.32)	$0.02

Diluted income (loss) per common share	$(0.32)	$0.02

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

Three Months Ended March 31, 2022
	Common Stock		Preferred Stock		Additional
	Number of		Number of		Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	13,489,482	$13	—	$—	$368,168	$(355,424)	$12,757
Share-based compensation	—	—	—	—	515	—	515
Issuance of restricted stock	575,000	1	—	—	—	—	1
Cancellation of restricted stock	(13,333)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(4,307)	(4,307)
Balance at March 31, 2022	14,051,149	$14	—	$—	$368,683	$(359,731)	$8,966

Three Months Ended March 31, 2021
	Common Stock		Preferred Stock		Additional
	Number of		Number of		Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	13,169,204	$13	—	$—	$366,087	$(349,765)	$16,335
Share-based compensation	—	—	—	—	499	—	499
Issuance of common stock upon exercise of stock options	54,705	—	—	—	126	—	126
Issuance of restricted stock	220,000	—	—	—	—	—	—
Net income	—	—	—	—	—	310	310
Balance at March 31, 2021	13,443,909	$13	—	$—	$366,712	$(349,455)	$17,270

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$(4,307)	$310
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	569	641
Provision for bad debts and customer credits, net of recoveries	(33)	(40)
Forgiveness of the PPP Loan	—	(1,384)
Share-based compensation	516	499
Amortization of right-of-use assets	241	224
Deferred tax liability	110	—
Changes in assets and liabilities:
Accounts receivable	585	79
Prepaid expenses and other current assets	367	157
Vehicle inventory	596	—
Other assets	42	91
Accounts payable	(569)	598
Accrued expenses and other current liabilities	(193)	(583)
Lease liabilities	(251)	(242)
Net cash (used in) provided by operating activities	(2,327)	350
Cash flows from investing activities:
Purchases of property and equipment	(209)	(66)
Purchase of intangible asset	(75)	—
Net cash used in investing activities	(284)	(66)
Cash flows from financing activities:
Borrowings under CNC credit facility	18,627	18,144
Payments under CNC credit facility	(19,520)	(18,121)
Proceeds from exercise of stock options	—	126
Payments under financing agreement	(16)	(15)
Net cash (used in) provided by financing activities	(909)	134
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,520)	418
Cash and cash equivalents and restricted cash, beginning of period	11,629	15,107
Cash and cash equivalents and restricted cash, end of period	$8,109	$15,525

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$7,315	$10,803
Restricted cash at beginning of period	4,314	4,304
Cash and cash equivalents and restricted cash at beginning of period	$11,629	$15,107

Cash and cash equivalents at end of period	$3,792	$11,218
Restricted cash at end of period	4,317	4,307
Cash and cash equivalents and restricted cash at end of period	$8,109	$15,525

Supplemental disclosure of cash flow information:
Cash paid for interest	$216	$215
Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$70	$—
Purchases on account related to capitalized software	$113	$300

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         Organization and Operations

AutoWeb, Inc. (“AutoWeb” or the “Company”) is an automotive industry marketing and used vehicle acquisition and reselling company focused on being a “matchmaker” to better connect consumers seeking to acquire vehicles and vehicle sellers that can meet the consumers’ needs. The Company assists consumers in multiple aspects of the vehicle transaction, including providing content and information helpful to their next vehicle acquisition. The Company has also assisted consumers choosing to sell their current vehicle, which provides an added monetization opportunity in addition to the Company’s existing consumer offerings. The Company primarily generates revenue through automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) by helping them market and sell new and used vehicles to consumers through the Company’s programs for online lead and traffic referrals, dealer marketing products and services, and online advertising. The Company also acquires used vehicles from consumers and sells those vehicles through third party wholesale auctions and directly to Dealers.

The Company primarily generates revenue through assisting Dealers and Manufacturers by marketing and selling new and used vehicles to consumers through the Company’s programs for online lead and traffic referrals, dealer marketing products and services, and online advertising.  The Company has also generated revenue through its used vehicle acquisition business by offering automotive consumers an option to sell their used vehicle outside of a dealership location through the Company’s wholly owned subsidiary, Tradein Expert, Inc., dba CarZeus. The Company resells these used vehicles indirectly to Dealers through wholesale auctions or through direct to Dealer sale.

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

2.         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 24, 2022. The Company has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of Company management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2021 Form 10-K.

References to amounts in the condensed consolidated financial statement sections are in thousands, except share and per share data, unless otherwise specified.

As of March 31, 2022, and December 31, 2021, restricted cash primarily consisted of pledged cash pursuant to the CIT Northbridge Credit LLC (“CNC Credit Agreement”) discussed in Note 11 of these Notes to Unaudited Condensed Consolidated Financial Statements.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the three-month period ended March 31, 2022, the Company incurred a net loss of $4.3 million and had net cash flows used in operating activities of $2.3 million. On March 31, 2022, the Company had $3.8 million in cash and cash equivalents and an accumulated deficit of $359.7 million. Based on current operating and cash forecasts, the Company does not believe that it currently has sufficient cash to sustain operations for the entire remainder of 2022. Other than the CNC Credit Agreement, which expires March 26, 2023, the Company currently has no committed source of funding from either debt or equity financings. Borrowings under the CNC Credit Agreement are dependent on, among other things, the level of the Company’s eligible accounts receivable. Given these factors, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued.

A Special Committee of the Company’s Board of Directors (“Special Committee”) has been created to explore strategic alternatives for the Company and will consider a full range of operational, financial, and other strategic alternatives (“Strategic Alternatives”). The Special Committee has retained Houlihan Lokey Capital, Inc. as its financial advisor to assist with this process. Strategic Alternatives that may be explored or evaluated as part of this process include, but are not limited to:

●	Continuing to seek debt or equity financing on terms and conditions acceptable to the Company;
●	Evaluating potential sale/divestiture transactions, including a sale of the Company or its assets;
●	Seeking partnering/licensing transactions; and
●	Restructuring the Company’s debt and operations, including the possibility that the Company may seek protection under the U.S. Bankruptcy Code.

The Company’s ability to continue to fund its operations for the entire remainder of 2022 is dependent upon Company management’s near-term operating plans to address the Company’s near-term cash and liquidity needs (“Near-Term Operating Plans”), which plans may include, but are not limited to:

●	Conducting a review of and reductions to the Company’s cost and expense structure, including reductions in employee expense (which may include furloughs and terminations);
●	Working with current and potential vendors to decrease costs and expenses;
●	Seeking bridge financing that may consist of debt, equity or a combination of the two;
●	Suspending investments in growth strategies and the Company's transformation from a digital media company to a transaction-enabled matchmaker;
●	Suspending capital expenditures; and
●

Suspending, or reducing the scope of or ceasing some or all of the Company’s operations. Management has already determined that it will immediately move to suspend operations of its used vehicle acquisition business.

The Company’s ability to continue as a going concern is contingent upon the successful execution of Strategic Alternatives and the Near-Term Operating Plans, but the Near-Term Operating Plans, may themselves have a material and adverse effect on the Company’s business, results of operations, financial condition, earnings per share, cash flow or the trading price of the Company’s stock (individually and collectively referred to as the Company’s “financial performance”). There can be no assurance that the Company will be successful in achieving either the Strategic Alternatives or Near-Term Operating Plans or that new financings or other transactions will be available to the Company on commercially acceptable terms, or at all. Additionally, any debt or equity financing that may be obtained may result in substantial shareholder dilution and could have a material and adverse impact on the Company’s financial performance.

The Special Committee and the Company’s management team, working with the Company’s financial, legal and other advisers, plan to proceed in a timely and orderly manner, but have not set a definitive timetable for completion of this process, nor has it made any decisions related to Strategic Alternatives at this time. The Company undertakes no obligation to provide further disclosure regarding developments or the status of the process, the Company’s efforts to pursue implementation of potential Strategic Alternatives or Near-Term Operating Plans, or a decision to seek bankruptcy protection under the U.S. Bankruptcy Code and does not intend to make such disclosure unless and until events warrant disclosure, the Company has filed for protection under the U.S. Bankruptcy Code, or further disclosure is legally required.

3.         Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact to its condensed consolidated financial statements.

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

●

Used Vehicle Sales – Used vehicles acquired by the Company are predominately resold at wholesale auctions or direct to Dealers. Revenue from the sale of these vehicles is recognized upon transfer of ownership of the vehicle to the wholesale customer.

Variable Consideration

Leads are generally sold with a right-of-return for services that do not meet customer requirements as specified by the relevant contract. Some leads are also contingent upon their subsequent conversion into vehicle sales which may require pricing adjustments. Rights-of-returns and lead conversions are estimable, and provisions for these estimates are recorded as a reduction in revenue by the Company in the period revenue is recognized, and thereby accounted for as variable consideration. The Company includes the allowance for customer credits in its net accounts receivable balances on the Company’s balance sheet at period end. The Company did not have an allowance for customer credits as of March 31, 2022. The allowance for customer credits approximated $27,000 as of December 31, 2021.

Contract Assets and Contract Liabilities

Unbilled Revenue

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing. From time to time, the Company may have balances on its balance sheet representing revenue that has been recognized by the Company upon satisfaction of performance obligations and earning a right to receive payment. These not-yet-invoiced receivable balances are driven by the timing of administrative transaction processing and are not indicative of partially complete performance obligations.

Deferred Revenue

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying the Company’s performance obligations, including amounts which are refundable. Such activity is not typical for the Company. The Company had no deferred revenue included in its condensed consolidated balance sheets as of March 31, 2022, and December 31, 2021. Payment terms and conditions can vary by contract type. Generally, payment terms within the Company’s customer contracts include a requirement of payment within 30 to 60 days from date of invoice. Typically, customers make payments after receipt of invoice for billed services, and less typically, in advance of rendered services.

The Company has not made any significant changes in applying ASC 606 during the three months ended March 31, 2022.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by revenue source and has determined that disaggregating revenue into these categories sufficiently depicts the differences in the nature, amount, timing and uncertainty of revenue streams.

The following table summarizes revenue from contracts with customers, disaggregated by revenue source, for the three months ended March 31, 2022, and 2021. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

	Three Months Ended March 31,
	2022	2021

Lead generation	$10,576	$14,186
Digital advertising
Clicks	3,656	2,932
Display and other advertising	481	762
Total digital advertising	4,137	3,694

Used vehicle sales	4,351	—
Total revenues	$19,064	$17,880

5.         Net Income (Loss) Per Share

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

The following are the share amounts utilized to compute the basic and diluted net income (loss) per share for the three months ended March 31, 2022, and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
Basic Shares:
Weighted average common shares outstanding	13,843,260	13,253,050
Weighted average unvested restricted stock	(548,463)	(75,944)
Basic Shares	13,294,797	13,177,106

Diluted Shares:
Basic shares	13,294,797	13,177,106
Weighted average dilutive securities	—	140,281
Diluted Shares	13,294,797	13,317,387

For the three months ended March 31, 2022, the Company’s basic and diluted net loss per share are the same because the Company generated a net loss for the period. As a result, potentially dilutive securities are excluded from diluted net loss per share because they have an anti-dilutive impact. For the three months ended March 31, 2021, weighted average dilutive securities included dilutive options and restricted stock awards.

For the three months ended March 31, 2022, and 2021, 0.1 million and 4.4 million, respectively, of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share.

6.         Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021

Share-based compensation expense:
Sales and marketing	$50	$30
Technology support	5	11
General and administrative	460	458
Share-based compensation costs	$515	$499

Service-Based Options.  The Company granted the following service-based options for the three months ended March 31, 2022, and 2021, respectively:

	Three Months Ended March 31,
	2021	2020

Number of service-based options granted	500,000	765,000
Weighted average grant date fair value	$2.09	$1.82
Weighted average exercise price	$2.94	$2.60

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

The grant date fair value of stock options granted during these periods was estimated using the following weighted average assumptions:

	Three Months Ended March 31,
	2022	2021
Dividend yield	—	—
Volatility	94.8%	94.4%
Risk-free interest rate	1.6%	0.7%
Expected life (years)	4.8	4.8

Stock option exercises.  The following stock options were exercised during the three months ended March 31, 2022, and 2021, respectively:

	Three Months Ended March 31,
	2021	2020

Number of stock options exercised	—	54,705
Weighted average exercise price	$—	$2.30

A summary of the Company’s outstanding stock options as of March 31, 2022, and changes during the three months then ended is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2021	4,381,348	$3.85	4.3	$1,662
Granted	500,000	2.94	—	—
Exercised	—	—	—	—
Forfeited or expired	(185,826)	4.58	—	—
Outstanding at March 31, 2022	4,695,522	$3.73	4.3	$177
Vested and expected to vest at March 31, 2022	4,541,629	$3.76	4.3	$175
Exercisable at March 31, 2022	3,214,119	$4.15	3.6	$141

Restricted Stock Awards. The Company granted an aggregate of 575,000 and 220,000 restricted stock awards (“RSAs”) to certain executive officers of the Company during the first quarter of 2022 and 2021, respectively. The RSAs are service-based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second and third anniversaries of the date of the award.  Lapsing of the forfeiture restrictions may be accelerated in the event of a change in control of the Company and will accelerate upon the death or disability of the holder of the RSAs.

7.         Selected Balance Sheet Accounts

Property and Equipment, net.  Property and equipment consist of the following:

	March 31, 2022	December 31, 2021

Computer software and hardware	$5,027	$5,008
Capitalized internal use software	8,378	8,362
Furniture and equipment	1,105	1,105
Leasehold improvements	883	883
Construction in progress	1,766	1,478
	17,159	16,836
Less—Accumulated depreciation and amortization	(13,259)	(12,983)
Property and Equipment, net	$3,900	$3,853

Intangible Assets, net.  Intangible assets, net consisted of the following (in thousands):

				March 31, 2022			December 31, 2021
Definite-Lived Intangible Asset	Estimated Useful Life (Years)			Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trademarks/trade names/licenses/ domains	3	–	7	$16,589	$(16,393)	$196	$16,589	$(16,372)	$217
Developed technology	5	–	7	8,955	(8,411)	544	8,955	(8,138)	817
				$25,544	$(24,804)	$740	$25,544	$(24,510)	$1,034

		March 31, 2022			December 31, 2021
Indefinite-Lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Domain	Indefinite	$2,600	$—	$2,600	$2,600	$—	$2,600

The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.

Amortization expense is included in “Cost of revenues – lead generation and digital advertising” and “Depreciation and amortization” in the Unaudited Condensed Consolidated Statements of Operations. Amortization expense was $0.3 million and $0.4 million for the three months ended March 31, 2022, and 2021, respectively.

Amortization expense for the remainder of the year and for future years is as follows:

Year	Amortization Expense

2022 (remaining nine months)	$609
2023	86
2024	45
$740

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021

Accrued employee-related benefits	$1,517	$1,782
Other accrued expenses and other current liabilities:
Other accrued expenses	289	201
Amounts due to customers	64	77
Other current liabilities	364	332
Total other accrued expenses and other current liabilities	717	610

Total accrued expenses and other current liabilities	$2,234	$2,392

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

The Company has a concentration of credit risk with its accounts receivable balances. Approximately 53%, or $5.8 million, of gross accounts receivable at March 31, 2022, and approximately 30% of total revenues for the quarter ended March 31, 2022, are related to Autodata Solutions, Urban Science Applications (which represents several Manufacturer programs) and Carat Detroit (which represents General Motors).

	% of	% of
Customers	Revenue	Accounts Receivable
Autodata Solutions	9%	19%
Urban Science Applications	11%	18%
Carat Detroit	10%	16%
Total	30%	53%

During 2021, approximately 59%, or $8.3 million, of gross accounts receivable at March 31, 2021, and approximately 41% of total revenues for the quarter ended March 31, 2021, are related to Urban Science Applications, Carat, Autodata Solutions and Ford Direct.

	% of	% of
Customers	Revenue	Accounts Receivable
Carat Detroit	11%	17%
Urban Science Applications	10%	16%
Autodata Solutions	10%	16%
Ford Direct	10%	10%
Total	41%	59%

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

Lease Liabilities.  Lease liabilities as of March 31, 2022, and December 31, 2021, respectively, consist of the following:

	March 31, 2022	December 31, 2021
Current portion of lease liabilities	$729	$781
Long-term lease liabilities, net of current portion	1,303	1,432
Total lease liabilities	$2,032	$2,213

The Company’s aggregate lease maturities as of March 31, 2022, are as follows:

Year
2022 (remaining nine months)	$630
2023	831
2024	554
2025	204
Total minimum lease payments	2,219
Less imputed interest	(187)
Total lease liabilities	$2,032

Rent expense included in operating expenses and cost of revenue was $0.3 million for the three months ended March 31, 2022, with a weighted-average remaining lease term of 2.7 years and a weighted-average discount rate of 6.28%. Rent expense included in operating expenses and cost of revenue was $0.3 million for the three months ended March 31, 2021, with a weighted-average remaining lease term of 2.8 years and a weighted-average discount rate of 6.25%.

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

Due to overall cumulative losses incurred in recent years, the Company maintained a valuation allowance against its deferred tax assets as of March 31, 2022 and December 31, 2021. The Company’s effective tax rate for the three months ended March 31, 2022, differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of a valuation allowance recorded against the Company's existing tax assets. The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.2 million as of March 31, 2022, all of which, if subsequently recognized, would have affected the Company's tax rate.

As of March 31, 2022 and December 31, 2021, there were no accrued interest and penalties related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the three months ended March 31, 2022, and 2021.

The Company is subject to taxation in the U.S. and in various foreign and state jurisdictions. Due to expired statutes of limitation, the Company’s federal income tax returns for years prior to calendar year 2018 and 2017, respectively are not subject to examination by the U.S. Internal Revenue Service (except for the use of tax losses generated prior to 2018 that may be used to offset taxable income in subsequent years). Generally, for the majority of state jurisdictions where the Company does business, periods prior to calendar year 2017 are no longer subject to examination. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

In response to the coronavirus pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act (“TCJA”). Corporate taxpayers may carryback net operating losses (“NOL’s”) originating during 2018 through 2020 for up to five years, which was not previously allowed under the TCJA. The CARES Act in part also provides for an employee retention credit, which is a refundable tax credit against certain employment taxes equal to 50% of qualified wages an eligible employer pays to employees (“Employee Retention Credit”). In March 2022, we amended certain payroll tax filings in conjunction with the Employee Retention Credit and are awaiting confirmation of the credit from the IRS.

11.         Debt

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

As of March 31, 2022, the Company had $9.1 million outstanding under the CNC Credit Agreement and approximately $0.4 million of net availability. To increase the borrowing base sufficient enough to meet the minimum borrowing usage requirement, the Company on June 29, 2020, placed $3.0 million into a restricted cash account that provided for greater availability under the CNC Credit Agreement. The Company placed an additional $1.0 million into the same restricted cash account in December 2020. The Company can borrow up to 97.5% of the total restricted cash amount. The restricted cash accrues interest at a variable rate currently averaging 0.25% per annum.

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

Financing costs related to the CNC Credit Agreement, net of accumulated amortization, of approximately $0.2 million, have been deferred over the initial term of the loan and are included in other assets as of March 31, 2022. The interest rate per annum applicable to borrowings under the CNC Credit Agreement is the LIBO plus 5.5%. The LIBO Rate is equal to the greater of (i) 1.75%, and (ii) the rate determined by the Agent to be equal to the quotient obtained by dividing (1) the LIBO Base Rate (i.e., the rate per annum determined by Agent to be the offered rate that appears on the applicable Bloomberg page) for the applicable LIBOR Loan for the applicable interest period by (2) one minus the Eurodollar Reserve Percentage (i.e., the reserve percentage in effect under regulations issued from time to time by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirement with respect to Eurocurrency funding for the applicable LIBOR Loan for the applicable interest period). If adequate and reasonable means do not exist for ascertaining or the LIBOR rate is no longer available, the Company and the Agent may amend the CNC Credit Agreement to replace LIBOR with an alternate benchmark rate. If no LIBOR successor rate is determined, the obligation of the lenders to make or maintain LIBOR loans will be suspended and the LIBO Base Rate component will no longer be utilized in determining the base rate.

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

On June 10, 2020, the Company entered into a thirty-six-month equipment financing agreement (“Financing Agreement”) with Dimension Funding LLC. The Financing Agreement provides for an advance payment of approximately $170,000 to be used to secure furniture and fixtures for the Company’s new office location in Irvine, California. Payments of approximately $5,300 (inclusive of imputed interest) are made monthly under the Financing Agreement. As of March 31, 2022, the Company has paid approximately $0.1 million. The Financing Agreement will mature on December 31, 2022.

The Company’s future commitments under the Financing Agreement as of March 31, 2022, are as follows:

Year
2022 (remaining nine months)	48
Total financing debt	$48

12.         Segment Reporting

As a result of the CarZeus Purchase Transaction on August 1, 2021, the Company determined that operates in two reportable segments: Automotive digital marketing and used vehicle acquisition and resale through the Company’s Tradein Expert subsidiary. The automotive digital marketing segment consists of all aspects related to automotive digital marketing, whereas the used vehicle acquisition and resale segment consists solely of the used vehicle acquisition and wholesale reselling business. Revenues generated by the automotive digital marketing segment primarily represent lead generation and digital advertising, while revenues generated by the used vehicle acquisition and resale segment primarily represent used car vehicle sales.

The segment performance is reviewed by the chief executive officer at the operating income (loss) level. The following table provides segment reporting of the Company for the three months ended  March 31, 2022:

Three Months Ended March 31, 2022
(In thousands)	Automotive digital marketing	Used vehicle acquisition & resale	Total
Revenues	$14,713	$4,351	$19,064
Cost of sales	10,954	4,206	15,160
Gross profit	3,759	145	3,904
Operating loss	(3,649)	(257)	(3,906)
Total assets	28,236	1,401	29,637

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words or phrases of similar substance used in connection with any discussion of future operations, financial performance, plans, events, trends or circumstances can be used to identify some, but not all, forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve significant risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 (including in the section entitled “Overview” below), Part II, Item 1A of this Quarterly Report on Form 10-Q, and under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) filed with the SEC on March 24, 2022. Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

The following discussion of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the notes thereto in the 2021 Form 10-K.

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

Basis of Presentation and Critical Accounting Policies

See Note 2, Basis of Presentation, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations may be affected. For a detailed discussion of the application of our critical accounting policies, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Form 10-K. There have been no changes to our critical accounting policies since we filed our 2021 Form 10-K.

Overview

Commencing in early 2020 and continuing as of the date of this Quarterly Report on Form 10-Q, the outbreak of coronavirus and emerging variants has led to quarantines, mask mandates, vaccination requirements and stay-at-home/work-from-home orders in a number of countries, states, cities and regions and the closure or limited or restricted access to public and private offices, businesses and facilities, causing disruptions to travel, economic activity, supply chains and financial markets. In particular, Manufacturers have experienced significant disruption in the supply of semiconductor chips required for new vehicles due to a worldwide shortage of these chips. As a result, the ability of Manufacturers to maintain regular production output of certain vehicles, and the corresponding reduction in available new vehicle inventories, have adversely impacted vehicle sales. Further disrupting the automotive industry and the number of vehicles available for sale or lease are disruptions in the supply of other components used in vehicle manufacturing. These disruptions have impacted the willingness or desire of our Dealer and other customers to acquire vehicle Leads or other digital marketing services from us. While coronavirus restrictions have eased in 2022, consumer confidence and spending has declined as a result of other factors, including macroeconomic conditions such as inflationary pressures and the global impact of Russia’s invasion of the Ukraine. Vehicle sales have declined, and we continue to experience cancellations, volume reductions or suspensions of purchases of Leads and other digital marketing services by our Dealer and other customers, which has, and may continue to materially and adversely impact our financial performance.

We are unable to predict the continuing extent, duration and impact of the foregoing factors on the automotive industry in general, or on our business, operations and financial performance specifically. In light of the impact on us from the foregoing factors, as discussed in Note 2 of the notes to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, due to our cash and liquidity position, we believe that there is substantial doubt about our ability to continue as a going concern for a period of one year after the date the financial statements contained in this Quarterly Report on Form 10-Q are issued. The Special Committee is exploring Strategic Alternatives and has retained Houlihan Lokey Capital, Inc. as its financial advisor to assist in this process. Our ability to continue funding operations is dependent upon the success in implementing Near-Term Operating Plans to address our near-term cash and liquidity needs. Our ability to continue as a going concern is contingent upon the successful execution of Strategic Alternatives and the Near-Term Operating Plans, but the Near-Term Operating Plans may themselves have a material and adverse effect on our financial performance. On May 16, 2022, we suspended our CarZeus operations and furloughed our employees within that segment in order to conserve cash. We are considering further actions and will implement these actions if and when appropriate to further conserve cash. There can be no assurance that we will be successful in achieving either the Strategic Alternatives or Near-Term Operating Plans or that new financing or other transactions will be available to us on commercially acceptable terms, or at all. Additionally, any debt or equity financing that may be obtained may result in substantial shareholder dilution and could have a material and adverse impact on our financial performance. We undertake no obligation to provide further disclosure regarding developments or the status of the process, our efforts to pursue implementation of potential Strategic Alternatives or Near-Term Operating Plans, or a decision to seek protection under the U.S. Bankruptcy Code and does not intend to make such disclosure unless and until events warrant disclosure, we have filed for protection under the U.S. Bankruptcy Code, or further disclosure is legally required.

Total revenues in the first three months of 2022 were $19.1 million compared to $17.9 million in the first three months of 2021. The increase in total revenues was largely driven by the addition of used vehicle sales revenue, a result of the CarZeus Purchase Transaction effective as of August 1, 2021. Partially offsetting the revenue increase is the continued negative impact of the supply chain for new vehicle inventory and sales, coupled with declining consumer confidence and economic inflation. During these times, we have worked to shift our strategy and to adapt to the changing market conditions within the automotive industry by increasing our focus to our core Leads, clicks and email products and services and away from non-core products and services, such as third-party product offerings. In addition, we have intentionally operated at lower levels of media spend in an attempt to match projected industry selling rates. We expect that the Company and its dealers and consumers alike will continue to contend with broader macroeconomic uncertainty, including uncertainties created by high inflation rates and the impact of Russia’s invasion of Ukraine.

As we continue to work with our traffic suppliers to optimize our search engine marketing ("SEM") methodologies and our high-quality traffic streams, we are also testing new traffic acquisition strategies and enhanced mobile consumer experiences. Further, we continue to improve the consumer experience of our pay per click product. Our plan is to continue to focus on growing audience, improving conversion, improving Leads and clicks delivery rates, expanding distribution, and increasing retail Dealer Leads and clicks budget capacity, subject to our efforts to conserve cash. We believe that this focus, will create a more efficient process for how active vehicle shoppers with a vehicle in mind can be matched with sellers that can meet the shoppers’ needs, which may create opportunities for improved quality of delivery and help strengthen our financial position.

Our lead and click generation products have historically operated with limited visibility regarding future performance due to short sales cycles and a high rate of customer churn as customers are able to join and leave our platform with limited notice.  Our advertising business is also subject to seasonal trends, with the first quarter of the calendar year typically showing sequential decline versus the fourth quarter. These factors have historically contributed to volatility in our revenues, cost of revenues, gross profit, and gross profit margin. We expect these trends to continue through the remainder of 2022.

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended December 31, 2021

The following table sets forth certain statement of operations data for the three-month periods ended March 31, 2022 and December 31, 2021. In accordance with Regulation S-K Item 303(c), as amended, we are providing a comparison of our March 31, 2022, period against the preceding quarter. We believe this comparison is useful for investors and stakeholders, as it provides more clarity into our current year financial performance.

	2022	% of total revenues	2021	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead generation	$10,576	56%	$10,673	60%	$(97)	(1)%
Digital advertising	4,137	21	3,415	19	722	21
Used vehicle sales	4,351	23	3,722	21	629	17
Total revenues	19,064	100	17,810	100	1,254	7
Cost of revenues – lead generation and digital advertising	10,954	58	10,770	61	184	2
Cost of revenues – used vehicle sales	4,206	22	3,508	20	698	20
Gross profit	3,904	20	3,532	19	372	11
Operating expenses:
Sales and marketing	2,650	14	2,401	14	249	10
Technology support	1,533	8	1,616	9	(83)	(5)
General and administrative	3,562	19	1,846	10	1,716	93
Depreciation and amortization	65	—	74	—	(9)	(12)
Total operating expenses	7,810	41	5,937	33	1,873	32
Operating loss	(3,906)	(21)	(2,405)	(14)	(1,501)	62
Interest and other income (expense), net	(275)	(1)	(204)	(1)	(71)	(34)
Loss before income tax provision	(4,181)	(22)	(2,609)	(15)	(1,572)	60
Income tax provision	126	—	—	—	126	100
Net income (loss)	$(4,307)	(22)%	$(2,609)	(15)%	$(1,698)	(65)%

Lead generation.  Lead generation revenues decreased $0.1 million, or 1%, in the first quarter of 2022 compared to the fourth quarter of 2021 primarily from a decrease in the volume of automotive leads delivered to Manufacturers and other wholesale customers.

Digital Advertising. Digital advertising revenues increased $0.7 million, or 21%, in the first quarter of 2022 compared to the fourth quarter of 2021, a result of an increase in click revenue associated with increased click volume. The increase in click volume is attributed to a renewed focus on higher paying advertisers.

Used vehicle sales. Used vehicle sales revenue increased $0.6 million, or 17%, in the first quarter of 2022 compared to the fourth quarter of 2021. The increase in used vehicle sales revenue is directly attributable to higher average sales prices for vehicles sold through our used vehicle acquisition business.

Cost of Revenues – lead generation and digital advertising.  Cost of revenues consists of purchase request and traffic acquisition costs and other cost of revenues. Purchase request and traffic acquisition costs consist of payments made to our third-party purchase request providers, including internet portals and online automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including search engine optimization activity, included on our websites; connectivity costs; development costs related to our websites; technology license fees; server equipment depreciation; and technology amortization directly related to our Websites. Cost of revenues increased $0.2 million, or 2%, in the first quarter of 2022 compared to the fourth quarter of 2021 primarily due to increased SEM and traffic acquisition costs.

Cost of revenues – used vehicles. Used vehicle cost of revenue increased $0.7 million, or 20%, in the first quarter of 2022 compared to the fourth quarter of 2021. The increase in used vehicle cost of revenues is directly attributable to inefficiencies with staffing and inspection processes in our used vehicle acquisition segment during the first quarter of 2022 compared to the fourth quarter of 2021.

Gross Profit. Gross profit increased $0.4 million, or 11%, compared to the fourth quarter of 2021 primarily due to the aforementioned improvements in digital advertising. Partially offsetting the increase in gross profit is the increased cost of revenues for lead generation and used vehicles.

Sales and Marketing.  Sales and marketing expense includes costs for developing brand equity, personnel costs and other costs associated with Dealer sales, website advertising and Dealer support. Sales and marketing expense in the first quarter of 2022 increased $0.2 million, or 10%, compared to the fourth quarter of 2021 primarily from an increase in employee expenses related to the expansion of CarZeus.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the first quarter of 2022 decreased by $0.1 million, or 5%, compared to the fourth quarter of 2021 primarily from decreased employee related expenses.

General and Administrative. General and administrative expense consists of executive, financial, human resources and legal personnel and expenses, public company costs and bad debt expense. General and administrative expense in the first quarter of 2022 increased by $1.7 million, or 93%, from the fourth quarter of 2021 due primarily to timing of cost accruals related to the Company’s Annual Incentive Compensation plan as well as other increases in employee related expenses.

Depreciation and Amortization.  Depreciation and amortization expense in the first quarter of 2022 was comparable to the fourth quarter of 2021 as our property and equipment continues to depreciate.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net was ($0.3) million for the first quarter of 2022 compared to $(0.2) million for the fourth quarter of 2021. The increase in interest and other income (expense) is predominately attributable to the expiration of a licensing agreement in January 2022. The licensing agreement provided other income of $0.1 million during the fourth quarter of 2021. Interest expense includes interest on outstanding borrowings and the amortization of debt issuance costs.

Income Taxes. Income tax expense was $0.1 million in the first quarter of 2022. The Company did not have income tax expense in the fourth quarter of 2021. Income tax expense for the quarter ended March 31, 2022, differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following table sets forth certain statement of operations data for the three-month periods ended March 31, 2022 and 2021 (certain amounts may not calculate due to rounding):

	2022	% of total revenues	2021	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead generation	$10,576	56%	$14,186	79%	$(3,610)	(25)%
Digital advertising	4,137	21	3,694	21	443	12
Used vehicle sales	4,351	23	—	—	4,351	100
Total revenues	19,064	100	17,880	100	1,184	7
Cost of revenues – lead generation and digital advertising	10,954	58	12,071	68	(1,117)	(9)
Cost of revenues – used vehicle sales	4,206	22	—	—	4,206	100
Gross profit	3,904	20	5,809	32	(1,905)	(33)
Operating expenses:
Sales and marketing	2,650	14	2,200	12	450	20
Technology support	1,533	8	1,367	8	166	12
General and administrative	3,562	19	3,132	18	430	14
Depreciation and amortization	65	—	204	1	(139)	(68)
Total operating expenses	7,810	41	6,903	39	907	13
Operating loss	(3,906)	(21)	(1,094)	(6)	(2,812)	(257)
Interest and other income (expense), net	(274)	(1)	1,404	8	(1,678)	(120)
Loss before income tax provision	(4,181)	(22)	310	2	(4,490)	(1,449)
Income tax provision	126	—	—	—	126	100
Net income (loss)	$(4,307)	(22)%	$310	2%	$(4,617)	(1,489)%

Lead generation.  Lead generation revenues decreased $3.6 million, or 25%, in the first quarter of 2022 compared to the first quarter of 2021 primarily from a decrease in the volume of automotive leads delivered to Manufacturers and other wholesale customers. Further contributing to this decrease is the early termination of the new vehicle leads program by one of our Manufacturer customers during the second half of 2021.

Digital Advertising. Digital advertising revenues increased $0.4 million, or 12%, in the first quarter of 2022 compared to the first quarter of 2021, as a result of an increase in click revenue from increased click volume. The increase in click volume is attributed to a renewed focus on higher paying advertisers.

Used vehicle sales. As a result of the CarZeus Purchase Transaction that was effective on August 1, 2021, the Company recorded used vehicle sales of $4.4 million in the first quarter of 2022. The Company had no used vehicle sales in the first quarter of 2021.

Cost of Revenues – lead generation and digital advertising.  Cost of revenues consists of purchase request and traffic acquisition costs and other costs of revenues. Purchase request and traffic acquisition costs consist of payments made to our third-party purchase request providers, including internet portals and online automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including search engine optimization activity, included on our websites; connectivity costs; development costs related to our websites; technology license fees; server equipment depreciation; and technology amortization directly related to our websites. Cost of revenues decreased $1.1 million, or 9%, in the first quarter of 2022 compared to the first quarter of 2021 in line with the decrease in lead generation revenues coupled with improved efficiencies in SEM, purchase request and traffic acquisition costs.

Cost of revenues – used vehicles. As a result of the CarZeus Purchase Transaction that was effective on August 1, 2021, used vehicle cost of revenues was $4.2 million in 2022. The Company did not have any used vehicle cost of revenues in the first quarter of 2021.

Gross Profit. Gross profit decreased $1.9 million, or 33%, compared to 2021 due to generating lower levels of gross profit as a result of the used vehicle acquisition business, which did not exist in the prior year period.

Sales and Marketing.  Sales and marketing expense include costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising and Dealer support. Sales and marketing expense in the first quarter of 2022 increased $0.5 million, or 20%, compared to the first quarter of 2021 primarily due to an increase in headcount related to CarZeus coupled with an increase in marketing expenses.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the first quarter of 2022 increased by $0.2 million, or 12%, compared to the first quarter of 2021 primarily from higher employee related expenses.

General and Administrative. General and administrative expense consists of executive, financial, human resources and legal personnel and expenses, public company costs and bad debt expense. General and administrative expense in the first quarter of 2022 increased by $0.4 million, or 14%, from the first quarter of 2021 primarily from higher professional and consulting fees.

Depreciation and Amortization.  Depreciation and amortization expense in the first quarter of 2022 decreased by $0.1 million, or 68%, from the first quarter of 2021 primarily due to assets that have been fully depreciated as compared to the same period in the prior year.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net was $(0.3) million for the first quarter of 2022 compared to $1.4 million for the first quarter of 2021.  In the first quarter of 2021, we recorded $1.4 million of income associated with the forgiveness of our PPP Loan. Further contributing to the decrease in interest and other income (expense) was an insurance reimbursement related to the January 2020 malware attack in which we recorded $0.2 million on our Unaudited Condensed Consolidated Statement of Operations in the first quarter of 2021. Interest expense includes interest on outstanding borrowings and the amortization of debt issuance costs.

Income Taxes. Income tax expense was $0.1 million in the first quarter of 2022. The Company did not have income tax expense in the first quarter of 2021. Income tax expense for the quarter ended March 31, 2022, differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(2,327)	$350
Net cash used in investing activities	(284)	(66)
Net cash (used in) provided by financing activities	(909)	134

Our principal sources of liquidity are our cash and cash equivalent balances and borrowings under the CNC Credit Agreement.  Our cash and cash equivalents and restricted cash totaled $8.1 million as of March 31, 2022, compared to $11.6 million as of December 31, 2021. As of March 31, 2022, we had a net loss of $4.3 million. We had cash used in operations of $2.3 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $359.7 million and stockholders' equity of $9.0 million.

Our objective is to achieve cash generation as a business; however, there is no assurance that we will be able to achieve this objective. We have experienced significant historical operating losses and negative cash flows from operations. Additionally, other than the CNC Credit Agreement, which expires March 26, 2023, we have no committed source of funding from either debt or equity financings. Borrowings under the CNC Credit Agreement are dependent on, among other things, the level of our eligible accounts receivable We believe that given these factors, our current cash position and anticipated cash needs for continuing operating activities, there is substantial doubt about our ability to continue as a going concern without obtaining additional sources of financing. Our ability to operate as a going concern is contingent upon the successful execution of the Strategic Alternatives and Near-Term Operating Plans (see Note 2 of the notes to these unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). On May 16, 2022, we suspended our CarZeus operations and furloughed our employees within that segment in order to conserve cash. We are considering further actions and will implement these actions if and when appropriate to further conserve cash. There can be no assurance that we will be successful in achieving any Strategic Alternatives or the Near-Term Operating Plans. Further, there can be no assurances that new financings or other transactions will be available to us on commercially acceptable terms, or at all.

Our future capital requirements will depend on many factors, including but not limited to, those discussed in this Item 2, Part II, Item 1A of this Quarterly Report on Form 10-Q and the risk factors set forth in Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K. To the extent that our existing sources of liquidity are insufficient to fund our future operations, we may need to engage in equity or additional or alternative debt financings to secure additional funds. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

For information concerning our CNC Credit Agreement, see Note 11 included in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net Cash (Used in) Provided by Operating Activities.  Net cash used in operating activities in the three months ended March 31, 2022 of ($2.3) million resulted primarily from a net loss of ($4.3) million, a $0.6 million net decrease in net working capital, depreciation and amortization of $0.6 million, stock compensation expense of $0.5 million, amortization of right-of-use assets of $0.2 million and a $0.1 million change in deferred tax liabilities.

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

Net Cash Used in Investing Activities.  Net cash used in investing activities during the three months ended March 31, 2022, of $0.3 million was related to purchases of property and equipment of $0.2 million coupled with $0.1 million paid in conjunction with the acquisition of CarZeus.

Net cash used in investing activities during the three months ended March 31, 2021 of $0.1 million was related to purchases of property and equipment.

Net Cash (Used in) Provided by Financing Activities.  Net cash used in financing activities of ($0.9) million during the three months ended March 31, 202, primarily consisted of net borrowings on the Company’s credit facility.

Net cash provided by financing activities of $0.1 million during the three months ended March 31, 2021 primarily consisted of proceeds from the exercise of stock options.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the “Exchange Act”) as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Our future business, results of operations, financial condition, earnings per share, cash flow or the trading price of our stock, individually and collectively referred to as our (“financial performance,”) may be affected by a number of factors, including but not limited to those described in Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors” and under the heading “Cautionary Note Concerning Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, any one or more of which could, directly or indirectly, cause the Company’s actual financial performance to vary materially from past, or from anticipated future, financial performance. Any of these factors, in whole or in part, could materially and adversely affect the Company’s financial performance. The risks described in the 2021 Form 10-K are not the only risks we face. In addition to the risks set forth in the 2021 Form 10-K as well as the risks disclosed below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our financial performance.

Financial, Accounting and Liquidity Risks

Management has substantial doubt about the Company’s ability to continue as a going concern. As a result, we may not be able to fund operations unless we are able to obtain additional cash through private or public sales of securities, debt financings or partnering/licensing transactions.

As of March 31, 2022, we had cash and cash equivalents of $3.8 million and restricted cash of $4.3 million. For the three months ended March 31, 2022, we had a net loss of $4.3 million and had net cash used in operations of $2.3 million. As of March 31, 2022, we had an accumulated deficit of $359.7 million and stockholders’ equity of $9.0 million. Based on current cash forecasts, the Company does not believe that it currently has sufficient cash to sustain operations through the entire remainder of 2022. Other than the CNC Credit Agreement, which expires March 26, 2023, the Company currently has no committed source of funding from either debt or equity financings. Borrowings under the CNC Credit Agreement are dependent on, among other things, the level of the Company’s eligible accounts receivable.

As discussed in Part 1, Item 2 and in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, as a result of the Company’s cash and liquidity position and other factors, the Company’s management believes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the financial statements contained in this Quarterly Report on Form 10-Q are issued. The Special Committee is exploring Strategic Alternatives and the Company’s ability to fund its operations through the entire remainder of 2022 is dependent upon success in implementing the Near-Term Operating Plans to address the Company’s near-term cash and liquidity needs. The Company’s ability to continue as a going concern is contingent upon the successful execution of Strategic Alternatives and the Near-Term Operating Plans, but the Near-Term Operating Plans may themselves have a material and adverse effect on the Company’s financial performance and ability to operate as a going concern. There can be no assurance that the Company will be successful in achieving either the Strategic Alternatives or Near-Term Operating Plans. Further, there can be no assurance that new financings or other transactions will be available to the Company on commercially acceptable terms, or at all. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations and may seek protection under the U.S. Bankruptcy Code.

Risks Associated with Ownership of Our Securities

You may experience future dilution as a result of future equity or convertible debt offerings.

As discussed in Part 1, Item 2 and in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in order for us to continue as a going concern, we will need to obtain additional debt or equity financing. If we raise additional funds through the sale of equity or convertible debt securities, the issuance of the securities will result in dilution to our stockholders, which dilution may be substantial. We may sell shares or other securities in any offering at a price per share that is less than the price per share paid by investors in the past, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid in the past. In addition, if we were to issue securities in connection with our acquisition of complementary businesses, products or technologies, our stockholders would also experience dilution. In November 2020, we filed a shelf registration statement on Form S-3, which may be used to raise additional capital in the future through a variety of equity or debt offerings that could result in dilution to existing stockholders. In addition, we have reserved shares for issuance under our equity-based incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.

Item 6.  Exhibits

Number	Description

3.1

Seventh Amended and Restated Certificate of Incorporation of AutoWeb, Inc. (filed with the Secretary of the State of Delaware on June 22, 2020), incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2020 (SEC File No. 001-34761).

3.2

Seventh Amended and Restated Bylaws of AutoWeb, Inc. dated as of October 9, 2017, incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the SEC on October 10, 2017 (SEC File No. 001-34761) and Amendment No. 1 to Seventh Amended and Restated Bylaws of AutoWeb, Inc, effective upon expiration of the term of the Board of Directors’ Class III Directors upon commencement of the 2022 Annual Meeting of Stockholders of AutoWeb, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 21, 2022 (SEC File No. 001-34761).

4.1

Tax Benefit Preservation Plan dated as of May 26, 2010, by and between Company and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239); Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761); Amendment No. 2 to Tax Benefit Preservation Plan dated as of April 13, 2017, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (SEC File No. 001-34761); Amendment No. 3 to Tax Benefit Preservation Plan dated as of March 31, 2020, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2020 (SEC File No. 001-34761); and Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761).

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated May 16, 2022.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated May 16, 2022.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated May 16, 2022.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

*	Filed or Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AutoWeb, Inc.

Date: May 16, 2022	By:	/s/ Carlton Hamer
Carlton Hamer
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 16, 2022	By:	/s/ Josh Barsetti
Josh Barsetti
Vice President, Controller
(Principal Accounting Officer)