Form 10-Q
period 2022-06-30
AutoWeb, Inc.
filed 2022-08-11
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 9, 2022, there were 14,051,149 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited amounts in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,716	$7,315
Restricted cash	100	4,314
Accounts receivable, net of allowances for bad debts and customer credits of $47 and $101 at June 30, 2022, and December 31, 2021, respectively	10,039	11,433
Vehicle inventory	—	1,076
Prepaid expenses and other current assets	1,207	998
Total current assets	14,062	25,136
Property and equipment, net	3,753	3,853
Right-of-use assets	1,642	1,993
Intangible assets, net	3,047	3,634
Other assets	409	516
Total assets	$22,913	$35,132
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,019	$7,705
Borrowings under revolving credit facility	4,743	10,001
Accrued employee-related benefits	1,883	1,782
Other accrued expenses and other current liabilities	1,401	610
Current portion of lease liabilities	727	781
Financing debt	32	64
Total current liabilities	16,805	20,943
Lease liabilities, net of current portion	1,116	1,432
Total liabilities	17,921	22,375
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 11,445,187 shares authorized
Series A Preferred Stock, 2,000,000 shares authorized, none- issued and outstanding at June 30, 2022, and December 31, 2021, respectively.	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized, 14,051,149 and 13,489,482 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	14	13
Additional paid-in capital	369,158	368,168
Accumulated deficit	(364,180)	(355,424)
Total stockholders’ equity	4,992	12,757
Total liabilities and stockholders’ equity	$22,913	$35,132

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited amounts in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues:
Lead generation	$9,503	$15,225	$20,079	$29,411
Digital advertising	4,012	3,511	8,149	7,205
Used vehicle sales	3,680	—	8,031	—
Total revenues	17,195	18,736	36,259	36,616
Cost of revenues – lead generation and digital advertising	10,017	12,179	20,971	24,250
Cost of revenues – used vehicles	3,497	—	7,703	—
Gross profit	3,681	6,557	7,585	12,366
Operating expenses:
Sales and marketing	2,303	2,103	4,953	4,303
Technology support	1,702	1,271	3,235	2,638
General and administrative	3,793	3,089	7,355	6,221
Depreciation and amortization	84	196	148	400
Total operating expenses	7,882	6,659	15,691	13,562

Operating loss	(4,201)	(102)	(8,106)	(1,196)
Interest and other (expense) income:
Interest expense, net	(234)	(248)	(500)	(498)
Other (expense) income	(14)	46	(24)	1,700
(Loss) income before income tax provision	(4,449)	(304)	(8,630)	6
Income tax provision		—	126	—
Net (loss) income	$(4,449)	$(304)	$(8,756)	$6

Basic (loss) income per common share	$(0.33)	$(0.02)	$(0.66)	$0.00

Diluted (loss) income per common share	$(0.33)	$(0.02)	$(0.66)	$0.00

See accompanying notes to unaudited condensed consolidated financial statements.

AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

Three Months Ended June 30, 2021
	Common Stock		Preferred Stock		Additional Paid-in-	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2021	13,443,909	$13	—	$—	$366,712	$(349,455)	$17,270
Share-based compensation	—	—	—	—	425	—	425
Issuance of common stock upon exercise of stock options	21,962	—	—	—	50	—	50
Net loss	—	—	—	—	—	(304)	(304)
Balance at June 30, 2021	13,465,871	$13	—	$—	$367,187	$(349,759)	$17,441

Three Months Ended June 30, 2022
	Common Stock		Preferred Stock		Additional Paid-in-	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2022	14,051,149	$14	—	$—	$368,683	$(359,731)	$8,966
Share-based compensation	—	—	—	—	475	—	475
Net loss	—	—	—	—	—	(4,449)	(4,449)
Balance at June 30, 2022	14,051,149	$14	—	$—	$369,158	$(364,180)	$4,992

AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY CONTINUED

(Amounts in thousands, except share data)

Six Months Ended June 30, 2021
	Common Stock		Preferred Stock		Additional Paid-in-	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	13,169,204	$13	—	$—	$366,087	$(349,765)	$16,335
Share-based compensation	—	—	—	—	924	—	924
Issuance of common stock upon exercise of stock options	76,667	—	—	—	176	—	176
Issuance of restricted stock	220,000	—	—	—	—	—	—
Net income	—	—	—	—	—	6	6
Balance at June 30, 2021	13,465,871	$13	—	—	$367,187	$(349,759)	$17,441

Six Months Ended June 30, 2022
	Common Stock		Preferred Stock		Additional Paid-in-	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	13,489,482	$13	—	$—	$368,168	$(355,424)	$12,757
Share-based compensation	—	—	—	—	990	—	990
Issuance of restricted stock	575,000	1	—	—	—	—	1
Cancellation of restricted stock	(13,333)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(8,756)	(8,756)
Balance at June 30, 2022	14,051,149	$14	—	—	$369,158	$(364,180)	$4,992

AUTOWEB, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(8,756)	$6
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,150	1,266
(Recoveries)/provision, net	(13)	9
Forgiveness of PPP loan	—	(1,384)
Share-based compensation	990	924
Amortization of right-of-use assets	421	453
Gain on disposal of assets	(1)
Deferred tax liability	110	—
Changes in assets and liabilities:
Accounts receivable	1,407	(914)
Prepaid expenses and other current assets	(209)	(553)
Vehicle inventory	1,076	—
Other assets	107	134
Accounts payable	193	950
Accrued expenses and other current liabilities	857	309
Lease liabilities	(440)	(492)
Net cash (used in) provided by operating activities	(3,108)	708
Cash flows from investing activities:
Purchases of property and equipment	(340)	(770)
Purchase of intangible asset	(75)	—
Net cash used in investing activities	(415)	(770)
Cash flows from financing activities:
Borrowings under CNC credit facility	36,111	35,471
Principal payments on CNC credit facility	(41,369)	(35,501)
Payments under financing agreement	(32)	(33)
Proceeds from exercise of stock options	—	176
Net cash (used in) provided by financing activities	(5,290)	113
Net (decrease) increase in cash and cash equivalents	(8,813)	51
Cash and cash equivalents and restricted cash, beginning of period	11,629	15,107
Cash and cash equivalents and restricted cash, end of period	$2,816	$15,158

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$7,315	$10,803
Restricted cash at beginning of period	4,314	4,304
Cash and cash equivalents and restricted cash at beginning of period	$11,629	$15,107

Cash and cash equivalents at end of period	$2,716	$10,849
Restricted cash at end of period	100	4,309
Cash and cash equivalents and restricted cash at end of period	$2,816	$15,158

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12	$—
Cash refunds for income taxes	$—	$1
Cash paid for interest	$427	$435
Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$70	$—
Purchases on account related to capitalized software	$122	$276

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

The Company has also generated revenue through its used vehicle acquisition business by offering automotive consumers an option to sell their used vehicle outside of a dealership location through the Company’s wholly owned subsidiary, Tradein Expert, Inc., dba CarZeus, and then reselling these used vehicles indirectly to Dealers through wholesale auctions or through direct to Dealer sales. On May 16, 2022, the Company suspended its CarZeus operations and furloughed its employees within that segment in order to conserve cash.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 24, 2022 pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of Company management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2021 Form 10-K.

References to amounts in the condensed consolidated financial statement sections are in thousands, except share and per share data, unless otherwise specified.

Going Concern

During the six-month period ended June 30, 2022, the Company incurred a net loss of $8.8 million and had net cash flows used in operating activities of $3.1 million. On June 30, 2022, the Company had $2.7 million in cash and cash equivalents and an accumulated deficit of $364.2 million. Based on current operating and cash forecasts, the Company anticipates that it will exhaust its remaining cash resources during September 2022, and the Company’s management believes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the financial statements contained in this Quarterly Report on Form 10-Q are issued, subject to the consummation of the Transactions (as defined and discussed below).

As previously reported in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (“Q1 Form 10-Q”), which was filed with the SEC on May 16, 2022, a Special Committee of the Company’s Board of Directors (“Board”) consisting of independent, disinterested directors (“Special Committee”) was created to explore strategic alternatives for the Company and consider a full range of operational, financial, and other strategic alternatives, including a potential change of control transaction and the Company remaining independent (“Strategic Alternatives”). The Special Committee retained Houlihan Lokey Capital, Inc. as its financial advisor to assist with this process. Strategic Alternatives that were explored or evaluated as part of this process included:

●	Continuing to seek debt or equity financing on terms and conditions acceptable to the Company;

●	Evaluating potential sale/divestiture transactions, including a sale of the Company or its assets;

●	Seeking partnering/licensing transactions; and

●	Restructuring the Company’s debt and operations, including the possibility that the Company may seek protection under the U.S. Bankruptcy Code.

In addition, the Company management implemented near-term operating plans to address the Company’s near-term cash and liquidity needs (“Near-Term Operating Plans”), which plans included:

●	Conducting a review of and reductions to the Company’s cost and expense structure, including reductions in employee expense (which could include furloughs and terminations);

●	Working with current and potential vendors to decrease costs and expenses;

●	Suspending investments in growth strategies and the Company's transformation from a digital media company to a transaction-enabled matchmaker;

●	Suspending capital expenditures; and

●

Suspending, or reducing the scope of, some or all of the Company’s operations, which included the suspension of the Company’s used vehicle acquisition business and furloughing the employees within that segment in May 2022.

The Special Committee and the Company’s management team, working with the Company’s financial, legal and other advisers, proceeded with a review of Strategic Alternatives, including reaching out to potential bidders and investors. Based on a careful review and consideration of Strategic Alternatives, as previously reported in the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2022 (“ July 25th Form 8-K”), on July 24, 2022, the Board, upon the unanimous recommendation of the Special Committee, approved, and the Company entered into a definitive Agreement and Plan of Merger (“Merger Agreement”), by and among Unity AC 1, LLC, a Delaware limited liability company (“Parent”), Unity AC 2, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”), and the Company. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on August 3, 2022, Purchaser commenced a tender offer (the “Offer”) to acquire all of the Company’s outstanding shares of common stock, par value $0.001 per share (“Company Common Stock”), at a price of $0.39 per share in cash without interest (“Offer Price”). Parent and Purchaser are wholly-owned direct and indirect, respectively, subsidiaries of One Planet Group, LLC, a Delaware limited liability company (“One Planet Group”). Pursuant to the Merger Agreement, as soon as practicable after acquiring sufficient shares of Company Common Stock pursuant to the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into Company, and Company will become a wholly-owned subsidiary of Parent (the “Merger”), in accordance with Section 251(h) of the Delaware General Corporation Law (the “DGCL”), without a meeting or vote of the Company’s stockholders. The Offer, the Merger and the other transactions contemplated by the Merger Agreement are collectively referred to as the “Transactions.”

In connection with the execution of the Merger Agreement, certain of the Company’s stockholders, including certain officers, directors and stockholders affiliated with such directors, and certain other stockholders, and comprising approximately 40% of the outstanding shares of Company Common Stock, entered into Tender and Support Agreements with Parent and Purchaser, whereby such stockholders have agreed to tender and not to withdraw the shares of Company Common Stock held by them in the Offer and to vote such shares in a manner favorable to the Offer and the Merger. The Tender and Support Agreements terminate upon any termination of the Merger Agreement.

Consummation of the Transactions is subject to customary closing conditions, including that a majority of the outstanding shares of the Company Common Stock are tendered in the Offer. The Company believes that there is substantial doubt about the ability to continue as a going concern and the Company is dependent upon consummating the Transactions. The acquisition of the Company provided for in the Merger Agreement is largely outside of the Company’s control as it is subject to a tender offer which will not be concluded until after the filing of this Quarterly Report on Form 10-Q. The Company has therefore concluded that this does not mitigate the substantial doubt raised surrounding the Company’s ability to continue as a going concern. There can be no assurance that the Company will be successful in consummating the Transactions, and if unsuccessful, the Company believes that it will have no alternative other than to liquidate or to seek protection under U.S. bankruptcy laws.

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

Nasdaq Notice of Delisting

As previously disclosed, on June 30, 2022, the Company received a written notification (“Notice”) from the Listing Qualifications department of the Nasdaq Stock Market LLC (“NASDAQ”) advising the Company that the closing bid price of our common stock (“Common Stock”) for the previous 30 consecutive business days had been below the minimum $1.00 per share (“Minimum Bid Price Requirement”) required for continued listing on The Nasdaq Capital Market pursuant to NASDAQ Listing Rule 5550(a)(2) (“Rule”). The Notice has no immediate effect on the listing of the Common Stock on The Nasdaq Capital Market.

Pursuant to NASDAQ Listing Rule 5810(c)(3)(A), the Company has been provided an initial grace period of 180 calendar days, or until December 27, 2022, to regain compliance with the Minimum Bid Price Requirement.  The Notice further provides that NASDAQ will provide written confirmation stating that the Company has achieved compliance with the Rule if at any time before December 27, 2022, the bid price of the Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement or maintain compliance with any of the other continued listing requirements to remain listed on The Nasdaq Capital Market.

If the Merger is consummated, the Company Common Stock will be delisted from The Nasdaq Capital Market and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”)

3. Recent Accounting Pronouncements

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

Variable Consideration

Leads are generally sold with a right-of-return for services that do not meet customer requirements as specified by the relevant contract. Some leads are also contingent upon their subsequent conversion into vehicle sales which may require pricing adjustments. Rights-of-returns and lead conversions are estimable, and provisions for these estimates are recorded as a reduction in revenue by the Company in the period revenue is recognized, and thereby accounted for as variable consideration. The Company includes the allowance for customer credits in its net accounts receivable balances on the Company’s balance sheet at period end. The Company did not have an allowance for customer credits as of June 30, 2022. The allowance for customer credits approximated $27,000 as of December 31, 2021.

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

Deferred Revenue

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying the Company’s performance obligations, including amounts which are refundable. Such activity is not typical for the Company. The Company had no deferred revenue included in its condensed consolidated balance sheets as of June 30, 2022, and December 31, 2021. Payment terms and conditions can vary by contract type. Generally, payment terms within the Company’s customer contracts include a requirement of payment within 30 to 60 days from date of invoice. Typically, customers make payments after receipt of invoice for billed services, and less typically, in advance of rendered services.

The Company has not made any significant changes in applying ASC 606 during the six months ended June 30, 2022.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by revenue source and has determined that disaggregating revenue into the categories listed below sufficiently depicts the differences in the nature, amount, timing and uncertainty of revenue streams.

The following table summarizes revenue from contracts with customers, disaggregated by revenue source, for the three and six months ended June 30, 2022, and 2021. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Lead generation	$9,503	$15,225	$20,079	$29,411
Digital advertising
Clicks	3,659	2,839	7,315	5,770
Display and other advertising	353	672	834	1,435
Total digital advertising	4,012	3,511	8,149	7,205
Used vehicle sales	3,680	—	8,031	—
Total revenues	$17,195	$18,736	$36,259	$36,616

5. Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the three-and-six-month ended June 30, 2022, and 2021, excluding any unvested restricted stock. Diluted net (loss) income per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted methods, during the three-and-six-month ended June 30, 2022, and 2021. Potential common shares consist of unvested restricted stock, common shares issuable upon the exercise of stock options and the exercise of warrants.

The following are the share amounts utilized to compute the basic and diluted net (loss) income per share for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic Shares:
Weighted average common shares outstanding	14,051,149	13,461,044	13,947,779	13,357,622
Weighted average unvested restricted stock	(708,334)	(220,000)	(628,840)	(148,370)
Basic Shares	13,342,815	13,241,044	13,318,939	13,209,252

Diluted Shares:
Basic shares	13,342,815	13,241,044	13,318,939	13,209,252
Weighted average dilutive securities	—	—	—	204,543
Diluted Shares	13,342,815	13,241,044	13,318,939	13,413,795

For the three and six months ended June 30, 2022, and the three months ended June 30, 2021, the Company’s basic and diluted net loss per share are the same because the Company generated a net loss for the period and potentially dilutive securities are excluded from diluted net loss per share because they have an anti-dilutive impact.

For the six months ended June 30, 2021, weighted average dilutive securities include dilutive options and restricted stock awards.

For the three and six months ended June 30, 2022, the Company had 13,932 and 31,823, respectively, of potentially anti-dilutive securities related to common stock that have been excluded from the calculation of diluted net earnings per share. For the three and six months ended June 30, 2021, the Company had 4.6 million and 4.5 million of potentially anti-dilutive securities related to common stock that have been excluded from the calculation of diluted net earnings per share.

6. Share-Based Compensation

Share-based compensation expense is included in costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Share-based compensation expense:
Sales and marketing	$52	$32	$102	$63
Technology support	—	8	5	19
General and administrative	423	385	883	842
Total share-based compensation costs	$475	$425	$990	$924

Service-Based Options.  The Company granted the following service-based options for the three and six months ended June 30, 2022, and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Number of service-based options granted	—	55,000	500,000	820,000
Weighted average grant date fair value	$—	$1.94	$2.09	$1.83
Weighted average exercise price	$—	$2.75	$2.94	$2.61

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

The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Dividend yield	—	—	—	—
Volatility	—%	95%	95%	94%
Risk-free interest rate	—%	0.9%	1.6%	0.8%
Expected life (years)	—	4.7	4.8	4.8

Stock option exercises.  The following stock options were exercised during the three and six months ended June 30, 2022, and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Number of stock options exercised	—	21,962	—	76,667
Weighted average exercise price	$—	$2.30	$—	$2.30

A summary of the Company’s outstanding stock options as of June 30, 2022, and changes during the six months then ended is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2021	4,381,348	$3.85	4.3	$1,662
Granted	500,000	2.94	—	—
Exercised	—	—	—	—
Forfeited or expired	(236,520)	6.43	—	—
Outstanding at June 30, 2022	4,644,828	$3.62	4.1	$—
Vested and expected to vest at June 30, 2022	4,528,321	$3.64	4.1	$—
Exercisable at June 30, 2022	3,273,769	$3.95	3.5	$—

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

7. Selected Balance Sheet Accounts

Property and Equipment. Property and equipment consist of the following:

	June 30, 2022	December 31, 2021

Computer software and hardware	$5,038	$5,008
Capitalized internal use software	8,370	8,362
Furniture and equipment	1,105	1,105
Leasehold improvements	883	883
Construction in progress	1,903	1,478
	17,299	16,836
Less—Accumulated depreciation and amortization	(13,546)	(12,983)
Property and equipment, net	$3,753	$3,853

Intangible Assets. The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.

The Company’s intangible assets are amortized over the following estimated useful lives:

				June 30, 2022			December 31, 2021
Definite-lived Intangible Asset	Estimated Useful Life (Years)			Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trademarks/ trade names/ licenses/ domains	3	-	7	$16,589	$(16,414)	$175	$16,589	$(16,372)	$217
Developed technology	5	-	7	8,955	(8,683)	272	8,955	(8,138)	817
				$25,544	$(25,097)	$447	$25,544	$(24,510)	$1,034

		June 30, 2022			December 31, 2021
Definite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Domain	Indefinite	$2,600	$—	$2,600	$2,600	$—	$2,600

The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.

Amortization expense is included in “Cost of revenues – lead generation and digital advertising” and “Depreciation and amortization” in the Unaudited Consolidated Condensed Statements of Operations. Total amortization expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively. Amortization expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2021, respectively.

Amortization expense for the remainder of the year and for future years is as follows:

Year	Amortization Expense

2022 (remaining 6 months)	$315
2023	86
2024	46
$447

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021

Accrued employee-related benefits	$1,883	$1,782
Other accrued expenses and other current liabilities:
Other accrued expenses	1,045	201
Amounts due to customers	30	77
Other current liabilities	326	332
Total other accrued expenses and other current liabilities	1,401	610

Total accrued expenses and other current liabilities	$3,284	$2,392

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

The Company has a concentration of credit risk with its accounts receivable balances. Approximately 60%, or $6.0 million, of gross accounts receivable at June 30, 2022, and approximately 36% of total revenues for the six months ended June 30, 2022, are related to Carat Detroit (General Motors), Urban Science Applications (which represents Acura, Honda, Subaru, and Volvo), Autodata Solutions and Shift Digital.

	% of	% of
Customers	Revenue	Accounts Receivable
Carat Detroit	9%	20%
Urban Science Applications	11%	18%
Autodata Solutions	10%	13%
Shift Digital	6	9
Total	36%	60%

During 2021, approximately 64%, or $9.7 million, of gross accounts receivable at June 30, 2021, and approximately 46% of total revenues for the six months ended June 30, 2021, are related to Urban Science Applications, Carat Detroit, Ford Direct and Autodata Solutions.

	% of	% of
Customers	Revenue	Accounts Receivable
Urban Science Applications	12%	15%
Carat Detroit	13%	21%
Ford Direct	9%	10%
Autodata Solutions	12%	18%
Total	46%	64%

On May 24, 2021, the Company received written notice from Direct Dealer LLC dba (“FordDirect”) that FordDirect decided to suspend its new vehicle lead marketing program and notified the Company that FordDirect was terminating its new vehicle leads program with the Company effective September 30, 2021. On June 11, 2021, the Company and FordDirect agreed to amend the Lead Agreement dated December 1, 2020, between the Company and FordDirect to provide for an early termination of the new vehicle leads program, with the early termination being effective June 30, 2021, in exchange for a lump sum payment of approximately $0.5 million from FordDirect to the Company.

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

Lease Liabilities. Lease liabilities as of June 30, 2022, and December 31, 2021, consist of the following:

	June 30, 2022	December 31, 2021
Current portion of lease liabilities	$727	$781
Long-term lease liabilities, net of current portion	1,116	1,432
Total lease liabilities	$1,843	$2,213

The Company’s aggregate lease maturities as of June 30, 2022, are as follows:

Year
2022 (remaining 6 months)	$410
2023	831
2024	554
2025	205
Total minimum lease payments	2,000
Less imputed interest	(157)
Total lease liabilities	$1,843

Rent expense included in operating expenses and cost of revenue was $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively. The Company had a weighted average remaining lease term of 2.5 years and a weighted average discount rate of 6.28%. Rent expense included in operating expenses and cost of revenue was $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively. The Company had a weighted average remaining lease term of 3.2 years and a weighted average discount rate of 6.25%.

9. Debt

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

On May 26, 2022, the Company entered into a Fourth Amendment to Loan, Security and Guarantee Agreement (“Credit Facility Fourth Amendment”) with CNC to amend the Company’s existing Loan, Security and Guarantee Agreement with CNC initially entered into on March 26, 2020, as amended on May 18, 2020, July 30, 2021, and September 13, 2021.

The Credit Facility Fourth Amendment provides for (i) a reduction in the minimum borrowing usage requirement from forty percent (40%) to twenty percent (20%) of the aggregate revolver commitments under the existing Loan Agreement, which resulted in a reduction in the minimum borrowing usage requirement from $8.0 million to $4.0 million; (ii) a reduction in the base amount used to calculate the underusage fee from $10.0 million to $6.0 million; and (iii) application of the approximately $4.0 million in the Company’s restricted cash account used as collateral under the Credit Facility Agreement to reduce the current outstanding loan balance under the existing Loan Agreement by this amount.

The Credit Facility Fourth Amendment also amends the existing Loan Agreement to allow the financing of insurance premiums for the 2022-2023 renewal period and that any liens on the associated insurance policies or proceeds thereof that secure the financing of the insurance premiums shall be permitted liens.

As of June 30, 2022, the Company had $4.7 million outstanding under the CNC Credit Agreement and approximately $0.1 million of net availability. Financing costs related to the CNC Credit Agreement, net of accumulated amortization, of approximately $0.2 million, have been deferred over the initial term of the loan and are included in other assets as of June 30, 2022. The interest rate per annum applicable to borrowings under the CNC Credit Agreement is the LIBO plus 5.5%. The LIBO Rate is equal to the greater of (i) 1.75%, and (ii) the rate determined by the Agent to be equal to the quotient obtained by dividing (1) the LIBO Base Rate (i.e., the rate per annum determined by Agent to be the offered rate that appears on the applicable Bloomberg page) for the applicable LIBOR Loan for the applicable interest period by (2) one minus the Eurodollar Reserve Percentage (i.e., the reserve percentage in effect under regulations issued from time to time by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirement with respect to Eurocurrency funding for the applicable LIBOR Loan for the applicable interest period). If adequate and reasonable means do not exist for ascertaining or the LIBOR rate is no longer available, the Company and the Agent may amend the CNC Credit Agreement to replace LIBOR with an alternate benchmark rate. If no LIBOR successor rate is determined, the obligation of the lenders to make or maintain LIBOR loans will be suspended and the LIBO Base Rate component will no longer be utilized in determining the base rate.

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

As of June 30, 2022, restricted cash primarily consisted of pledged cash for credit card liabilities. As of December 31, 2021, restricted cash primarily consisted of pledged cash pursuant to the CNC Credit Agreement discussed above.

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

On June 10, 2020, the Company entered into a thirty-six-month equipment financing agreement (“Financing Agreement”) with Dimension Funding LLC. The Financing Agreement provides for an advance payment of approximately $170,000 to be used to secure furniture and fixtures for the Company’s new office location in Irvine, California. Payments of approximately $5,300 (inclusive of imputed interest) are made monthly under the Financing Agreement. As of June 30, 2022, the Company has paid approximately $0.1 million. The Financing Agreement will mature on December 31, 2022.

The Company’s future commitments under the Financing Agreement as of June 30, 2022, are as follows:

Year
2022 (remaining 6 months)	32
Total financing debt	$32

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

On August 4, 2022, August 9, 2022 and August 10, 2022, four purported stockholders of the Company filed separate lawsuits against the Company and its board of directors in the United States District Court for the Southern District of New York (the “Stockholder Actions”). Each of the Stockholder Actions alleges that the Company violated Sections 14(e), 14(d) and 20(a) of the Securities Exchange Act of 1934 by filing a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC on August 3, 2022 (the “Recommendation Statement”). The Stockholder Actions each allege that the Recommendation Statement is materially incomplete and misleading and seek to enjoin the Transactions until the purported deficiencies in the Recommendation Statement are corrected, or alternatively, monetary damages if the Transactions are consummated. The plaintiffs each also seek fees and costs incurred in bringing the Stockholder Actions.

The defendants deny, disagree with and intend to vigorously defend against the Stockholder Actions.  If the Stockholder Actions are not resolved on a timely basis, the Stockholder Actions could delay consummation of the Transactions, which could impact the Company’s ability to continue as a going concern, and result in additional costs to the Company, including costs associated with the indemnification of directors.  Additional plaintiffs may file lawsuits against the Company and/or its directors and officers in connection with the Transactions.

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

Due to overall cumulative losses incurred in recent years, the Company maintained a valuation allowance against its deferred tax assets as of June 30, 2022, and December 31, 2021. The Company’s effective tax rate for the six months ended June 30, 2022, differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of a valuation allowance recorded against the Company's existing tax assets. The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.2 million as of June 30, 2022, all of which, if subsequently recognized, would have affected the Company’s tax rate.

As of June 30, 2022, and December 31, 2021, there were no accrued interest and penalties related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the six months ended June 30, 2022, and 2021.

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

In response to the coronavirus pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act (“TCJA”). Corporate taxpayers may carryback net operating losses (“NOL’s”) originating during 2018 through 2020 for up to five years, which was not previously allowed under the TCJA. The CARES Act in part also provides for an employee retention credit, which is a refundable tax credit against certain employment taxes equal to 50% of qualified wages an eligible employer pays to employees (“Employee Retention Credit”). In March 2022, we amended certain payroll tax filings in conjunction with the Employee Retention Credit. In July 2022, we received a payment of $0.6 million related to the second quarter 2021 amendment submitted by the Company. We are awaiting confirmation from the IRS for amended tax filings related to the first and third quarters of 2021.

12. Segment Reporting

As a result of the CarZeus Purchase Transaction on August 1, 2021, the Company determined that operates in two reportable segments: Automotive digital marketing and used vehicle acquisition and resale through the Company’s Tradein Expert subsidiary. The automotive digital marketing segment consists of all aspects related to automotive digital marketing, whereas the used vehicle acquisition and resale segment consists solely of the used vehicle acquisition and wholesale reselling business. Revenues generated by the automotive digital marketing segment primarily represent lead generation and digital advertising, while revenues generated by the used vehicle acquisition and resale segment primarily represent used car vehicle sales. . On May 16, 2022, the Company suspended its CarZeus operations and furloughed its employees within that segment in order to conserve cash.

The segment performance is reviewed by the chief executive officer at the operating (loss) income level. The following table provides segment reporting of the Company for the three and six months ended  June 30, 2022:

Three Months Ended June 30, 2022
(In thousands)	Automotive digital marketing	Used vehicle acquisition & resale	Total
Revenues	$13,515	$3,680	$17,195
Cost of sales	10,017	3,497	13,514
Gross profit	3,498	183	3,681
Operating loss	3,965	236	4,201
Total assets	22,362	551	22,913

Six Months Ended June 30, 2022
(In thousands)	Automotive digital marketing	Used vehicle acquisition & resale	Total
Revenues	$28,228	$8,031	$36,259
Cost of sales	20,971	7,703	28,674
Gross profit	7,257	328	7,585
Operating loss	7,613	493	8,106
Total assets	22,362	551	22,913

13. Subsequent Event

As disclosed in Note 2 to these Notes to Unaudited Condensed Consolidated Financial Statements and as previously reported in the July 25th Form 8-K, on July 24, 2022, the Company entered into the Merger Agreement with Parent and Purchaser. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on August 3, 2022, Purchaser commenced the Offer to acquire all of the outstanding shares of Company Common Stock at the Offer Price. As soon as practicable after acquiring sufficient shares of Company Common Stock pursuant to the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into Company, and Company will become a wholly-owned subsidiary of Parent as a result of the Merger. In the Merger, the shares of Company Common Stock remaining outstanding following the consummation of the Offer (other than (i) shares owned immediately prior to the time as of the Effective Time by the Company or any direct or indirect wholly-owned subsidiary of the Company, (ii) shares owned as of immediately prior to the Effective Time by Parent, Purchaser or any other direct or indirect wholly-owned subsidiary of Parent, or (iii) shares held by stockholders who have preserved their appraisal rights under Delaware law), will be converted into the right to receive the Offer Price.

On August 4, 2022 and August 9, 2022, the Stockholder Actions were filed in the United States District Court for the Southern District of New York. For a detailed discussion of the Stockholder Actions, see Note 10, Commitments and Contingencies, of these Notes to Unaudited Condensed Consolidated Financial Statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q is being filed in accordance with the requirements of the Exchange Act and is neither a recommendation, an offer to purchase nor a solicitation of an offer to sell any securities of the Company. Parent and Purchaser have filed with the SEC on August 3, 2022 a Tender Offer Statement on Schedule TO containing an offer to purchase, a form of letter of transmittal and other documents relating to the Offer, and the Company has filed with the SEC on August 3, 2022 a Solicitation/Recommendation Statement on Schedule 14D-9 with respect to the Offer. THE TENDER OFFER MATERIALS (INCLUDING AN OFFER TO PURCHASE, THE RELATED LETTER OF TRANSMITTAL AND CERTAIN OTHER TENDER OFFER DOCUMENTS) AND THE SOLICITATION/RECOMMENDATION STATEMENT ON SCHEDULE 14D-9 CONTAIN IMPORTANT INFORMATION. THE COMPANY’S STOCKHOLDERS ARE URGED TO READ THESE DOCUMENTS CAREFULLY BECAUSE THEY CONTAIN IMPORTANT INFORMATION THAT HOLDERS OF THE COMPANY’S SECURITIES SHOULD CONSIDER BEFORE MAKING ANY DECISION REGARDING TENDERING THEIR SECURITIES. The offer to purchase, the related letter of transmittal and certain other tender offer documents, as well as the Solicitation/Recommendation Statement, will be made available to all holders of the Company’s stock at no expense to them. Those documents may be obtained without charge at the SEC’s website at www.sec.gov or by directing a request to Purchaser or its agent for the tender offer as set forth in the tender offer documents.

Cautionary Note Concerning Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words or phrases of similar substance used in connection with any discussion of future operations, financial performance, plans, events, trends or circumstances can be used to identify some, but not all, forward-looking statements. In particular, statements regarding expectations and opportunities, including related to the Transactions and the Company’s ability to continue as a going concern, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to consummate the Transactions, carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve significant risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 (including in the section entitled “Overview” below), Part II, Item 1A of this Quarterly Report on Form 10-Q, and under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) filed with the SEC on March 24, 2022. Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

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

Recent Developments

As disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and as previously reported in the July 25th Form 8-K, on July 24, 2022, the Company entered into the Merger Agreement with Parent and Purchaser. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on August 3, 2022, Purchaser commenced the Offer to acquire all of the outstanding shares of Company Common Stock at the Offer Price. As soon as practicable after acquiring sufficient shares of Company Common Stock pursuant to the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into Company, and Company will become a wholly-owned subsidiary of Parent as a result of the Merger. In the Merger, the shares of Company Common Stock remaining outstanding following the consummation of the Offer (other than (i) shares owned immediately prior to the time as of the Effective Time by the Company or any direct or indirect wholly-owned subsidiary of the Company, (ii) shares owned as of immediately prior to the Effective Time by Parent, Purchaser or any other direct or indirect wholly-owned subsidiary of Parent, or (iii) shares held by stockholders who have preserved their appraisal rights under Delaware law), will be converted into the right to receive the Offer Price.

On May 16, 2022, we suspended our CarZeus operations and furloughed our employees within that segment in order to conserve cash.

Overview

Commencing in early 2020 and continuing as of the date of this Quarterly Report on Form 10-Q, the outbreak of coronavirus and emerging variants has led to quarantines, mask mandates, vaccination requirements and stay-at-home/work-from-home orders in a number of countries, states, cities and regions and the closure or limited or restricted access to public and private offices, businesses and facilities, causing disruptions to travel, economic activity, supply chains and financial markets. In particular, Manufacturers have experienced significant disruption in the supply of semiconductor chips required for new vehicles due to a worldwide shortage of these chips. As a result, the ability of Manufacturers to maintain regular production output of certain vehicles, and the corresponding reduction in available new vehicle inventories, have adversely impacted vehicle sales. Further disrupting the automotive industry and the number of vehicles available for sale or lease are disruptions in the supply of other components used in vehicle manufacturing. These disruptions have impacted the willingness or desire of our Dealer and other customers to acquire vehicle Leads or other digital marketing services from us. While coronavirus restrictions have eased in 2022, consumer confidence and spending has declined as a result of other factors, including macroeconomic conditions such rising inflation and the global impact of Russia’s invasion of the Ukraine. Vehicle sales have declined, and we continue to experience cancellations, volume reductions or suspensions of purchases of Leads and other digital marketing services by our Dealer and other customers, which has continued to materially and adversely impact our financial performance.

We are unable to predict the continuing extent, duration and impact of the foregoing factors on the automotive industry in general, or on our business, operations and financial performance specifically. In light of the impact on us from the foregoing factors, as discussed in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, due to our cash and liquidity position, we believe that there is substantial doubt about our ability to continue as a going concern for a period of one year after the date the financial statements contained in this Quarterly Report on Form 10-Q are issued. Our ability to continue as a going concern is contingent upon the consummation of the Transactions. If the Transactions are not consummated, we believe that we will have no alternative other than to liquidate or to seek protection under the U.S. bankruptcy laws.

Total revenues in the first six months of 2022 were $36.3 million compared to $36.6 million in the first six months of 2021. The decrease in total revenues was largely driven by the suspension of our CarZeus operations (suspended on May 16, 2022), the continued negative impact of the supply chain for new vehicle inventory and sales, declining consumer confidence, economic inflation and the one-time lump sum payment for the early termination of the new vehicle leads program by one of our manufacturing customers of $0.5 million in the second quarter of 2021. We have worked to shift its strategy and to adapt to the changing market conditions within the automotive industry by increasing the focus on core Leads, clicks and email products and services and away from non-core products and services. In addition, we have intentionally operated at lower levels of media spend in an attempt to match projected industry selling rates. We expect that the Company and its dealers and consumers alike will continue to contend with broader macroeconomic uncertainty, including uncertainties created by record inflation and the continued impact of Russia’s invasion of Ukraine.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended March 31, 2022

The following table sets forth certain statement of operations data for the three-month periods ended June 30, 2022, and March 31, 2022 (certain balances and calculations have been rounded for presentation). In accordance with Regulation S-K Item 303(c), as amended, we are providing a comparison of our June 30, 2022, period against the preceding quarter. We believe this comparison is useful for investors and stakeholders, as it provides more clarity into our current year financial performance.

	June 30, 2022	% of Total Revenues	March 31, 2022	% of Total Revenues	Change	% Change
(Dollar amounts in thousands)
Revenues:
Lead generation	$9,503	55%	$10,576	55%	$(1,073)	(10)%
Digital advertising	4,012	23	4,137	22	(125)	(3)
Used vehicle sales	3,680	22	4,351	23	(671)	(15)
Total revenues	17,195	100	19,064	100	(1,869)	(10)
Cost of revenues – lead generation and digital advertising	10,017	58	10,954	58	(937)	(9)
Cost of revenues – used vehicle sales	3,497	20	4,206	22	(709)	(17)
Gross profit	3,681	21	3,904	20	(223)	(6)
Operating expenses:
Sales and marketing	2,303	13	2,650	14	(347)	(13)
Technology support	1,702	10	1,533	8	169	11
General and administrative	3,793	22	3,562	19	231	6
Depreciation and amortization	84	—	65	—	19	29
Total operating expenses	7,882	47	7,810	41	72	1
Operating loss	(4,201)	(24)	(3,906)	(21)	(295)	(8)
Interest and other income (expense), net	(248)	(1)	(275)	(1)	27	10
Loss before income tax provision	(4,449)	(25)	(4,181)	(22)	(268)	6
Income tax provision	—	—	126	—	(126)	(100)
Net loss	$(4,449)	(25)%	$(4,307)	(22)%	$(142)	3%

Lead generation.  Lead generation revenues decreased $1.1 million, or 10%, in the second quarter of 2022 compared to the first quarter of 2022 primarily from a decrease in the volume of automotive leads delivered to Manufacturers and other wholesale customers.

Digital advertising. Digital advertising revenues decreased $0.1 million, or 3%, in the second quarter of 2022 compared to the first quarter of 2022 primarily as a result of decreased display advertising traffic on our websites.

Used vehicle sales. Used vehicle sales revenue decreased $0.7 million, or 15%, in the second quarter of 2022 compared to the first quarter of 2022. The decrease in used vehicle sales revenue is directly attributable to suspending our CarZeus operations effective May 16, 2022.

Cost of revenues – lead generation and digital advertising. Cost of revenues decreased $0.9 million, or 9%, in the second quarter of 2022 compared to the first quarter of 2022 as a result of lower revenue offset by an increase in click publisher costs.

Cost of revenues – used vehicles. Used vehicle cost of revenue decreased $0.7 million, or 17%, in the second quarter of 2022 compared to the first quarter of 2022. The decrease in used vehicle cost of revenues is directly attributable to suspending our CarZeus operations effective May 16, 2022.

Gross profit. Gross Profit decreased $0.2 million, or 6%, in the second quarter of 2022 compared to the first quarter of 2022. This was a direct result of a decrease in the volume of automotive leads coupled with decreased display advertising traffic on our websites.

Sales and marketing.  Sales and marketing expense in the second quarter of 2022 decreased $0.3 million, or 13%, compared to the first quarter of 2022 due primarily suspending our CarZeus operations coupled with a decrease in commission related compensation.

Technology support. Technology support expense in the second quarter of 2022 increased by $0.2 million, or 11%, compared to the first quarter of 2022 due primarily from increased employee related expenses.

General and administrative. General and administrative expense in the second quarter of 2022 increased $0.2 million, or 6% compared to the first quarter of 2022 due primarily to higher professional and consulting related fees.

Income taxes. We did not recognize any expense related to income tax in the second quarter of 2022 compared to $0.1 million in the first quarter of 2022. Our income tax rate for the second quarter of 2022 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following table sets forth certain statement of operations data for the six-month periods ended June 30, 2022, and 2021 (certain amounts may not calculate due to rounding):

	2022	% of Total Revenues		2021	% of Total Revenues	Change	% Change
(Dollar amounts in thousands)
Revenues:
Lead generation	$20,079	55%		$29,411	80%	$(9,332)	(32)%
Digital advertising	8,149	22		7,205	20	944	13
Used vehicle sales	8,031	22		—	—	8,031	100
Total revenues	36,259	100		36,616	100	(357)	(1)
Cost of revenues – lead generation and digital advertising	20,971	58		24,250	66	(3,279)	(14)
Cost of revenues – used vehicle sales	7,703	21		—	—	7,703	100
Gross profit	7,585	21		12,366	34	(4,781)	(39)
Operating expenses:
Sales and marketing	4,953	14		4,303	12	650	15
Technology support	3,235	9		2,638	7	597	23
General and administrative	7,355	20		6,221	17	1,134	18
Depreciation and amortization	148	—		400	1	(252)	(63)
Total operating expenses	15,691	43		13,562	37	2,129	16
Operating loss	(8,106)	(22)		(1,196)	(3)	(6,910)	578
Interest and other income (expense), net	(524)	(1)		1,202	3	(1,726)	(144)
(Loss) income before income tax provision	(8,630)	(23)		6	—	(8,636)	N/A
Income tax provision	126	—		—	—	126	100
Net (loss) income	$(8,756)	(23	% )	$6	—%	$(8,762)	N/A %

Lead generation.  Lead generation revenues decreased $9.3 million, or 32%, in the first six months of 2022 compared to the first six months of 2021 primarily as a result of the continued negative impact of the supply chain for new vehicle inventory and sales, declining consumer confidence and rising inflation. Further contributing to this decrease was a one-time lump sum payment for the early termination of the new vehicle leads program by one of our manufacturing customers which approximated $0.5 million in the second quarter of 2021.

Digital advertising. Digital advertising revenues increased $0.9 million, or 13%, in the first six months of 2022 compared to the first six months of 2021 primarily as a result of an increase in click revenue associated with increased click volume. The increase in click volume is attributed to a renewed focus on higher paying advertisers during 2022.

Used vehicle sales. As a result of the CarZeus Purchase Transaction that was effective on August 1, 2021, the Company recorded used vehicle sales of $8.0 million in the first six months of 2022. The Company had no used vehicle sales in the first six months of 2021.

Cost of revenues – lead generation and digital advertising.  Cost of revenues decreased $3.3 million, or 14%, in the first six months of 2022 compared to the first six months of 2021 which in line with the decrease in lead generation revenues coupled with improved efficiencies in SEM, purchase request and traffic acquisition costs.

Cost of revenues – used vehicles. As a result of the CarZeus Purchase Transaction that was effective on August 1, 2021, the Company recorded cost of revenues for used vehicles of $7.7 million in the first six months of 2022. The Company had no cost of revenue for used vehicles in the first six months of 2021.

Gross profit. Gross profit. Gross Profit decreased $4.8 million, or 39%, for the first six months of 2022 compared to the first six months of 2021 as a result of adding the used vehicle acquisition business, which did not operate in the comparable period in the prior year. The used vehicle acquisition business generally operates with lower gross margins than the Company’s Lead generation and Digital advertising operations. Further contributing to the decrease in revenue related to one of our manufacturing customers who terminated their new vehicle leads program with the Company in the prior year period. The company received an early termination fee of approximately $0.5 million in the second quarter of 2021.

Sales and marketing.  Sales and marketing expense in the first six months of 2022 increased $0.7 million, or 15%, compared to the first six months of 2021 primarily due to an increase in headcount related to CarZeus coupled with an increase in marketing expenses during the current year to date period.

Technology support. Technology support expense in the first six months of 2022 increased by $0.6 million, or 23%, compared to the first six months of 2021 primarily from higher employee related expenses.

General and administrative. General and administrative expense in the first six months of 2022 increased $1.1 million, or 18%, compared to the first six months of 2021 primarily a result of higher professional and consulting related fees from the Company’s strategic initiative processes launched in the second quarter of 2022.

Depreciation and amortization.  Depreciation and amortization expense in the first six months of 2022 decreased $0.3 million, or 63% compared to the first six months of 2021 as assets become fully depreciated.

Interest and other income (expense), net.  Interest and other income (expense) was $0.5 million of expense for the first six months of 2022 compared to $1.2 million of income in the first six months of 2021. In the first quarter of 2021, we recorded $1.4 million of income associated with the forgiveness of our PPP Loan. Further contributing to the decrease in interest and other income (expense) was an insurance reimbursement related to the January 2020 malware attack in which we recorded $0.2 million on our Unaudited Condensed Consolidated Statement of Operations during 2021. Interest expense includes interest on outstanding borrowings and the amortization of debt issuance costs.

Income taxes. Income tax expense was $0.1 million for the first six months of 2022. We did not have income tax expense in the first six months of 2021. Our income tax rate for the first six months of 2022 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the six months ended June 30, 2022, and 2021:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash (used in) provided by operating activities	$(3,108)	$708
Net cash used in investing activities	(415)	(770)
Net cash (used in) provided by financing activities	(5,290)	113

Our principal sources of liquidity are our borrowings under the CNC Credit Agreement.  Our cash and cash equivalents and restricted cash totaled $2.8 million as of June 30, 2022, compared to $11.6 million as of December 31, 2021. As of June 30, 2022, we had a net loss of $8.8 million. We had cash used in operations of $3.1 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $364.2 million and stockholders' equity of $5.0 million.

Our objective is to achieve cash generation as a business; however, there is no assurance that we will be able to achieve this objective. Additionally, other than the CNC Credit Agreement, which expires March 26, 2023, we have no committed source of funding from either debt or equity financings. Borrowings under the CNC Credit Agreement are dependent on, among other things, the level of our eligible accounts receivable We believe that given these factors, our current cash position and anticipated cash needs for continuing operating activities, there is substantial doubt about our ability to continue as a going concern without obtaining additional sources of financing. Our ability to operate as a going concern is contingent upon the consummation of the Transactions (see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). Our future capital requirements and our ability to continue as a going concern is contingent on the consummation of the Transactions. There can be no assurance that we will be successful in consummating the Transactions, and if the Transactions are not consummated, we believe that we would have no alternative other than to liquidate or to seek protection under the U.S. bankruptcy laws.

For information concerning our CNC Credit Agreement, see Note 9 included in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net Cash (Used in) Provided by Operating Activities.   Net cash used in operating activities in the six months ended June 30, 2022, of $3.1 million resulted primarily from a net loss of $8.8 million which was offset by a $3.0 million net decrease in net working capital, depreciation and amortization of $1.2 million, stock compensation expense of $1.0 million, amortization of right-of-use assets of $0.4 million and a $0.1 million change in deferred tax liabilities.

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

Net Cash Used in Investing Activities.  Net cash used in investing activities was approximately $0.4 million in the six months ended June 30, 2022, was primarily related to purchases of property and equipment of $0.3 million coupled with $0.1 million paid in conjunction with the acquisition of CarZeus

Net cash used in investing activities was approximately $0.8 million in the six months ended June 30, 2021, which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software.

Net Cash (Used in) Provided by Financing Activities.  Net cash used in financing activities of $5.3 million during the six months ended June 30, 2022, primarily consisted of net borrowings on the Company’s credit facility.

Net cash provided by financing activities of $0.1 million during the six months ended June 30, 2021, primarily consisted of $0.2 million of proceeds from the exercise of common stock offset by $0.1 million of net borrowings on the credit facility coupled with payments made under the financing agreement.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the “Exchange Act”) as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our future operations, business, results of operations, financial condition, earnings per share, cash flow or the trading price of our stock, individually and collectively referred to as our (“financial performance,”) may be affected by a number of factors, including but not limited to those described in Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors” and under the heading “Cautionary Note Concerning Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, any one or more of which could, directly or indirectly, cause our actual financial performance to vary materially from past, or from anticipated future, financial performance. Any of these factors, in whole or in part, could materially and adversely affect our financial performance. The risks described in the 2021 Form 10-K are not the only risks we face. In addition to the risks set forth in the 2021 Form 10-K as well as the risks disclosed below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our financial performance.

Risks Associated with the Transactions

If the Transactions are not completed, we believe that we would have no alternative other than to liquidate or to seek protection under the U.S. bankruptcy laws.

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

The Company’s ability to continue operating is contingent upon the consummation of the Transactions. The Merger Agreement has a number of customary closing conditions, some of which are not within our control or the control of the other parties to the Merger Agreement, including that a majority of the outstanding shares of the Company’s Common Stock are tendered in the Offer. We cannot predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived, it is possible that the Transactions will not be consummated in the expected time frame or that the Merger Agreement may be terminated. There can be no assurance that we will be successful in consummating the Transactions. If the Transactions are not completed, we believe that we would have no alternative other than to liquidate or to seek protection under the U.S. bankruptcy laws. There can be no assurance that we will be successful in consummating the Transactions. The Company has therefore concluded that this does not mitigate the substantial doubt raised surrounding the Company’s ability to continue as a going concern.

While the Transactions are pending, we are subject to business uncertainties and contractual restrictions that could materially and adversely affect our financial performance.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Transactions. These restrictions generally require us to use commercially reasonable efforts to conduct our businesses in the ordinary course and in accordance in all material respects with consistent with past practice, and subject us to a variety of specified limitations. We may find that these and other contractual arrangements may delay, prevent or limit us from responding effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think that they may be advisable. In connection with the Transactions, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Transactions. If any of these effects were to occur, it could materially and adversely impact our financial performance, regardless of whether the Transactions are completed. In addition, whether or not the Transactions are completed, while they are pending we will continue to incur costs, fees, expenses and charges related to the Transaction, which may materially and adversely affect our financial performance.

Uncertainties by our officers and other employees about the Transactions could result in a loss of employees that may materially and adversely affect our financial performance.

Our employees may experience uncertainty about their roles, longevity of employment at the Company, compensation, benefits or seniority following the consummation of the Transactions. Our business and operations are substantially dependent on the performance of our executive officers and other key employees. There is no guarantee that any of our executive officers or other key employees will remain employed with us. The loss of the services of one or more of our executive officers or other key employees, whether as the result of resignation, termination, furlough or otherwise, could have a material adverse effect on our financial performance. In addition, we have diverted, and will continue to divert, significant management resources toward the completion of the Transactions, which could adversely affect our financial performance.

Financial, Accounting and Liquidity Risks

Management has substantial doubt about our ability to continue as a going concern. As a result, we not likely be able to fund operations through September 2022.

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

As of June 30, 2022, we had cash and cash equivalents of $2.7 million and restricted cash of $0.1 million. For the six months ended June 30, 2022, we had a net loss of $8.8 million and had net cash used in operations of $3.1 million. As of June 30, 2022, we had an accumulated deficit of $364.2 million and stockholders’ equity of $5.0 million. Based on current cash forecasts, the Company does not believe that it currently has sufficient cash to sustain operations through September 2022. Other than the CNC Credit Agreement, which expires March 26, 2023, the Company currently has no finalized committed source of funding from either debt or equity financings. Borrowings under the CNC Credit Agreement are dependent on, among other things, the level of the Company’s eligible accounts receivable. As of June 30, 2022, the CNC Credit Agreement has only $0.1 million of availability. As a result of our cash and liquidity position and other factors, we believe that there is substantial doubt about our ability to continue as a going concern for a period of one year after the date the financial statements contained in this Quarterly Report on Form 10-Q are issued. If the Transactions are not completed and we are not acquired, it is possible that the Agent will consider that to be a material adverse effect under the CNC Credit Agreement, which would constitute an event of default, and the Agent could require immediate repayment in full of our outstanding debt under the CNC Credit Agreement, and would certainly do so if the Company were to liquidate or seek protection under the U.S. bankruptcy laws.

Risks Associated with Ownership of Our Securities

Our common stock could be delisted from The Nasdaq Capital Market if we are not able to satisfy continued listing requirements, in which case the price of our common stock and our ability to raise additional capital and issue equity-based compensation may be adversely affected, and trading in our stock may be less orderly and efficient.

On June 30, 2022, we received a written notification (“Notice”) from the Listing Qualifications department of the Nasdaq Stock Market LLC (“NASDAQ”) advising us that the closing bid price of our common stock (“Common Stock”) for the previous 30 consecutive business days had been below the minimum $1.00 per share (“Minimum Bid Price Requirement”) required for continued listing on The Nasdaq Capital Market pursuant to NASDAQ Listing Rule 5550(a)(2) (“Rule”). The Notice has no immediate effect on the listing of the Common Stock on The Nasdaq Capital Market.

Pursuant to NASDAQ Listing Rule 5810(c)(3)(A), we have been provided an initial grace period of 180 calendar days, or until December 27, 2022, to regain compliance with the Minimum Bid Price Requirement.  The Notice further provides that NASDAQ will provide written confirmation stating that we have achieved compliance with the Rule if at any time before December 27, 2022, the bid price of the Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days.

In the event that we do not regain compliance with the Rule prior to the expiration of the 180-day compliance period, we may be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii) by meeting the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement. In addition, we would need to provide written notice to NASDAQ of its intention to cure the Minimum Bid Price Requirement deficiency during the second compliance period by effecting a reverse stock split, if necessary. As part of its review process, NASDAQ staff will make a determination of whether it believes that we will be able to cure this deficiency. If NASDAQ staff concludes that we will not be able to cure the deficiency, or should we determine not to make the required representation or we are not otherwise eligible for additional time to gain compliance, at that time NASDAQ staff will provide to us a Staff Delisting Determination informing us that our shares of Common Stock will be subject to immediate suspension and delisting unless we elect to appeal the delisting determination to a NASDAQ Hearings Panel.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ, or if the Common Stock has a closing bid price of $0.10 or less for ten consecutive trading days during any such compliance period(s), NASDAQ staff will issue a Staff Delisting Determination informing us that our shares of Common Stock will be subject to immediate suspension and delisting unless we elect to appeal the delisting determination to a NASDAQ Hearings Panel.

There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or maintain compliance with any of the other continued listing requirements to remain listed on The Nasdaq Capital Market.

Pursuant to the Merger Agreement, as soon as practicable after acquiring sufficient shares of our Common Stock pursuant to the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with us, and we will become a wholly-owned subsidiary of the Parent. If the Transactions are consummated, our Common Stock will be delisted from The Nasdaq Capital Market and deregistered under the Exchange Act. If the Transactions are not consummated and the Company liquidates or seeks protection under the U.S. bankruptcy laws, this would likely lead to delisting of the Common Stock on The Nasdaq Capital Market and deregistration of the Company under the Exchange Act.

Risks Associated with Litigation

Litigation, such as the Stockholder Actions, may arise in connection with the Transactions, which could be costly, prevent consummation of the Offer and the Merger, divert management’s attention and otherwise materially harm our business.

As of August 10, 2022, the Stockholder Actions have been filed on behalf of purported stockholders, as described in Note 10, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  One of the conditions to the closing of the Transactions is the absence of any temporary restraining order, preliminary or permanent injunction issued by any governmental body of competent jurisdiction that has the effect of prohibiting the consummation of the Transactions or that makes consummation of the Transactions illegal.  Accordingly, if any of the plaintiffs in the Stockholder Actions is successful in obtaining an injunction prohibiting the consummation of the Transactions, then such injunction may prevent the Transactions from becoming effective, or delay the Transactions becoming effective within the expected time frame, which could impact the Company’s ability to continue as a going concern.  Regardless of the outcome of the Stockholder Actions or any future litigation related to the Merger Agreement and the Transactions, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in the Stockholder Actions or any other litigation related to the Merger Agreement and the Transactions may materially adversely affect our financial performance. If the Offer and the Merger are not consummated, for any reason, litigation could be filed in connection with the failure to consummate the Offer and the Merger. Any litigation related to the Offer and the Merger, including the Stockholder Actions, may result in negative publicity or an unfavorable impression of the Company, which could adversely affect our financial performance.

Item 6.  Exhibits

Number	Description

2.1

Agreement and Plan of Merger dated as of July 24, 2022, by and among Company, Unity AC 1, LLC, and Unity AC 2, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2022 (SEC File No. 001-34761).

3.1

Seventh Amended and Restated Certificate of Incorporation of AutoWeb, Inc. (filed with the Secretary of the State of Delaware on June 22, 2020), incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2020 (SEC File No. 001-34761).

3.2

Seventh Amended and Restated Bylaws of AutoWeb, Inc. dated as of October 9, 2017, incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the SEC on October 10, 2017 (SEC File No. 001-34761); Amendment No. 1 to Seventh Amended and Restated Bylaws of AutoWeb, Inc, effective upon expiration of the term of the Board of Directors’ Class III Directors upon commencement of the 2022 Annual Meeting of Stockholders of AutoWeb, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 21, 2022 (SEC File No. 001-34761); Amendment No. 2 to Seventh Amended and Restated Bylaws of AutoWeb, Inc, effective upon expiration of the term of the Board of Directors’ Class III Directors upon commencement of the 2022 Annual Meeting of Stockholders of AutoWeb, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 1, 2022 (SEC File No. 001-34761); and Amendment No. 3 to Seventh Amended and Restated Bylaws of AutoWeb, Inc, effective June 16, 2022, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 21, 2022 (SEC File No. 001-34761).

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

10.1

Amended and Restated Tax Benefit Preservation Plan Exemption Agreement dated as of May 19, 2022, by and between Company and Global Value Investment Corp., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2022 (SEC File No. 001-34761).

10.2

Irrevocable Proxy dated as of May 19, 2022, by Global Value Investment Corp., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 23, 2022 (SEC File No. 001-34761).

10.3*

Lease Agreement dated as of April 1, 2022, between AW GUA, LIMITADA, a Sociedad de Responsabilidad Limitada and subsidiary of AutoWeb, Inc., and Guillermo Ravina Cabrera and Dinorah Castaneda Molina de Ravina.

10.4

Form of Tender and Support Agreement dated as of July 24, 2022, by and among Unity AC 1, LLC, Unity AC 2, Inc., and certain stockholders of the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2022 (SEC File No. 001-34761).

10.5

Amendment No. 2 to Employment Agreement dated as of July 24, 2022, by an among Company, AC 1, LLC, Unity AC 2, Inc., and Jared R. Rowe, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 25, 2022 (SEC File No. 001-34761).

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated August 11, 2022.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated August 11, 2022.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated August 11, 2022.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*	Filed or Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AutoWeb, Inc.

Date: August 11, 2022	By:	/s/ Carlton Hamer
Carlton Hamer
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2022	By:	/s/ Josh Barsetti
Josh Barsetti
Vice President, Controller
(Principal Accounting Officer)